Form 10-Q
period 2004-03-31
ENTERGY GULF STATES INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC; ENTERGY LOUISIANA INC; ENTERGY ARKANSAS INC; ENTERGY MISSISSIPPI INC; ENTERGY CORP /DE/
filed 2004-05-10
CIK 44570, 71508, 202584, 60527, 7323, 66901, 65984

__________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation, Address of Principal Executive Offices and Telephone Number	I.R.S. Employer Identification No.

1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000	72-1229752

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue, 40th Floor Little Rock, Arkansas 72201 Telephone (501) 377-4000	71-0005900

1-27031	ENTERGY GULF STATES, INC. (a Texas corporation) 350 Pine Street Beaumont, Texas 77701 Telephone (409) 838-6631	74-0662730

1-8474	ENTERGY LOUISIANA, INC. (a Louisiana corporation) 4809 Jefferson Highway Jefferson, Louisiana 70121 Telephone (504) 840-2734	72-0245590

1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000	64-0205830

0-5807	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street, Building 505 New Orleans, Louisiana 70112 Telephone (504) 670-3674	72-0273040

1-9067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000	72-0752777

__________________________________________________________________________________________

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

	Yes	No
Entergy Corporation	Ö
Entergy Arkansas, Inc.		Ö
Entergy Gulf States, Inc.		Ö
Entergy Louisiana, Inc.		Ö
Entergy Mississippi, Inc.		Ö
Entergy New Orleans, Inc.		Ö
System Energy Resources, Inc.		Ö

Common Stock Outstanding		Outstanding at April 30, 2004
Entergy Corporation	($0.01 par value)	230,271,986

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2003, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2004

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2004

FORWARD-LOOKING INFORMATION

From time to time, Entergy makes statements concerning its expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although Entergy believes that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct. Except to the extent required by the federal securities laws, Entergy undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Forward-looking statements involve a number of risks and uncertainties, and there are factors that could cause actual results to differ materially from those expressed or implied in the statements. Some of those factors (in addition to others described elsewhere in this report and in subsequent securities filings) include:

  resolution of pending and future rate cases and negotiations, including various performance-based rate discussions, and other regulatory decisions, including those related to Entergy's System Agreement and utility supply plan
  Entergy's ability to reduce its operation and maintenance costs, particularly at its Non-Utility Nuclear generating facilities, including the uncertainty of negotiations with unions to agree to such reductions the performance of Entergy's generating plants, and particularly the capacity factors at its nuclear generating facilities prices for power generated by Entergy's unregulated generating facilities, the ability to extend or replace the existing purchased power agreements for those facilities, including the Non-Utility Nuclear plants, and the prices and availability of power Entergy must purchase for its utility customers
  Entergy's ability to develop and execute on a point of view regarding prices of electricity, natural gas, and other energy-related commodities
  Entergy-Koch's profitability in trading physical and financial natural gas and power as well as other energy-related contracts changes in the number of participants in the energy trading market, and in their creditworthiness and risk profile changes in the financial markets, particularly those affecting the availability of capital and Entergy's ability to refinance existing debt and to fund investments and acquisitions actions of rating agencies, including changes in the ratings of debt and preferred stock changes in inflation and interest rates
  Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms changes in ownership of joint ventures
  volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, and the establishment of a regional transmission organization that includes Entergy's utility service territory changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of Indian Point or other nuclear generating facilities resolution of pending or future applications for license extensions of nuclear generating facilities changes in law resulting from proposed energy legislation
  changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, mercury, and other substances the economic climate, and particularly growth in Entergy's service territory variations in weather, hurricanes, and other disasters
  advances in technology
  the potential impacts of threatened or actual terrorism and war the success of Entergy's strategies to reduce current tax payments the effects of litigation and government investigations
  changes in accounting standards, corporate governance, and securities law requirements
  Entergy's ability to attract and retain talented management and directors.

(Page left blank intentionally)

DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

Abbreviation or Acronym	Term

AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One Steam Electric Generating Station (nuclear)
APSC	Arkansas Public Service Commission
BCF	One billion cubic feet of natural gas
BCF/D	One billion cubic feet of natural gas per day
Board	Board of Directors of Entergy Corporation
BPS	British pounds sterling
Cajun	Cajun Electric Power Cooperative, Inc.
capacity factor	Actual plant output divided by maximum potential plant output for the period
City Council or Council	Council of the City of New Orleans, Louisiana
CPI-U	Consumer Price Index - Urban
Damhead Creek	800 MW (gas) combined cycle electric generating facility that entered commercial operations in the first quarter of 2001, located in the United Kingdom, which was sold by Entergy in 2002
DOE	United States Department of Energy
domestic utility companies	Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, collectively
EITF	FASB's Emerging Issues Task Force
EPA	United States Environmental Protection Agency
EPDC	Entergy Power Development Corporation, a wholly-owned subsidiary of Entergy Corporation
electricity marketed	Total physical volume marketed by Entergy-Koch in the U.S. and Europe during the period
electricity volatility	Measure of price fluctuation over time using standard deviation of daily price differences for into-Entergy and into-Cinergy power prices for the upcoming month
Energy Commodity Services

Entergy's business segment that is focused almost exclusively on providing energy commodity trading and gas transportation and storage services through Entergy-Koch, LP and also includes Entergy's non-nuclear wholesale assets business

Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
Entergy-Koch	Entergy-Koch, L.P., a joint venture equally owned by subsidiaries of Entergy and Koch Industries, Inc.
FASB	Financial Accounting Standards Board
FEMA	Federal Emergency Management Agency
FERC	Federal Energy Regulatory Commission
FitzPatrick	James A. FitzPatrick nuclear power plant, 825 MW facility located near Oswego, New York, purchased in November 2000 from NYPA by Entergy's Non-Utility Nuclear business

DEFINITIONS (Continued)

Abbreviation or Acronym	Term

Form 10-K

The combined Annual Report on Form 10-K for the year ended December 31, 2003 of Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

gain/loss days	Ratio of the number of days when Entergy-Koch recognized a net gain from commodity trading activities to the number of days when Entergy-Koch recognized a net loss from commodity trading activities
gas marketed	Total physical volume marketed by Entergy-Koch in the U.S. and Europe during the period
gas volatility	Measure of price fluctuation over time using standard deviation of daily price differences for Henry Hub natural gas prices for the upcoming month
Grand Gulf 1	Unit No. 1 of the Grand Gulf Nuclear Generating Station
GWh	Gigawatt hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
Indian Point 2

Indian Point Energy Center Unit 2 - nuclear power plant, 984 MW facility located in Westchester County, New York, purchased in September 2001 from Consolidated Edison by Entergy's Non-Utility Nuclear business

Indian Point 3	Indian Point Energy Center Unit 3 - nuclear power plant, 994 MW facility located in Westchester County, New York, purchased in November 2000 from NYPA by Entergy's Non-Utility Nuclear business
IRS	Internal Revenue Service
kV	Kilovolt
kW	Kilowatt
kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LPSC	Louisiana Public Service Commission
Mcf	1,000 cubic feet of gas
miles of pipeline	Total miles of transmission and gathering pipeline
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatt(s)
MWh	Megawatt-hours
Nelson Unit 6	Unit No. 6 (coal) of the Nelson Steam Electric Generating Station, owned 70% by Entergy Gulf States
Net debt ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned or operated
Net revenue	Operating revenue net of fuel, fuel-related, and purchased power expenses; other regulatory credits; and amortization of rate deferrals
Non-Utility Nuclear	Entergy's business segment that owns and operates five nuclear power plants and sells electric power produced by those plants to wholesale customers
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
Pilgrim	Pilgrim Nuclear Station, 688 MW facility located in Plymouth, Massachusetts, purchased in July 1999 from Boston Edison by Entergy's Non-Utility Nuclear business

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term

production cost	Cost in $/MMBtu associated with delivering gas, excluding the cost of the gas
PPA	Purchased power agreement
PRP	Potentially responsible party (a person or entity that may be responsible for remediation of environmental contamination)
PUCT	Public Utility Commission of Texas
PUHCA	Public Utility Holding Company Act of 1935, as amended
PURPA	Public Utility Regulatory Policies Act of 1978
Ritchie Unit 2	Unit 2 of the R.E. Ritchie Steam Electric Generating Station (gas/oil)
RTO	Regional transmission organization
River Bend	River Bend Steam Electric Generating Station (nuclear)
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards as promulgated by the Financial Accounting Standards Board
SMEPA	South Mississippi Electric Power Agency, which owns a 10% interest in Grand Gulf 1
spark spread	The dollar difference between electricity prices per unit and natural gas prices after assuming a conversion ratio for the number of natural gas units necessary to generate one unit of electricity
storage capacity	Working gas storage capacity
System Agreement	Agreement, effective January 1, 1983, as modified, among the domestic utility companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
System Fuels	System Fuels, Inc.
throughput	Gas in BCF/D transported through a pipeline during the period
Unit Power Sales Agreement

Agreement, dated as of June 10, 1982, as amended and approved by FERC, among Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, relating to the sale of capacity and energy from System Energy's share of Grand Gulf 1

UK	The United Kingdom of Great Britain and Northern Ireland
U.S. Utility	Entergy's business segment that generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution
Vermont Yankee	Vermont Yankee nuclear power plant, 510 MW facility located in Vernon, Vermont, purchased in July 2002 from Vermont Yankee Nuclear Power Corporation by Entergy's Non-Utility Nuclear business
Waterford 3	Unit No. 3 (nuclear) of the Waterford Steam Electric Generating Station, 100% owned or leased by Entergy Louisiana
weather-adjusted usage	Electric usage excluding the effects of deviations from normal weather
White Bluff	White Bluff Steam Electric Generating Station, 57% owned by Entergy Arkansas

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Entergy's consolidated earnings applicable to common stock for the first quarter 2004 and 2003 were as follows:

Operating Segment	2004	2003
	(In Thousands)
U.S. Utility	$115,658	$107,789
Non-Utility Nuclear	68,833	196,985
Energy Commodity Services	9,809	93,790
Parent & Other	12,861	(3,557)
Total	$207,161	$395,007

Entergy's income before taxes is discussed below according to the operating segments listed above. Earnings for 2003 include the $142.9 million net-of-tax cumulative effect of changes in accounting principle that increased earnings in the first quarter of 2003, almost entirely resulting from the implementation of SFAS 143. See Note 9 to the consolidated financial statements in the Form 10-K for further discussion of the implementation of SFAS 143. See Note 7 to the consolidated financial statements for more information concerning Entergy's operating segments and their financial results for the first quarter of 2004 and 2003.

Refer to SELECTED OPERATING RESULTS OF ENTERGY CORPORATION AND SUBSIDIARIES for further information with respect to operating statistics.

U.S. Utility

The increase in earnings for the U.S. Utility for the first quarter of 2004 compared to the first quarter of 2003 from $107.8 million to $115.7 million was primarily due to the $21.3 million net-of-tax cumulative effect of a change in accounting principle that reduced earnings at Entergy Gulf States in the first quarter of 2003 upon implementation of SFAS 143. Income before the cumulative effect of accounting change decreased by $13.4 million in 2004 compared to 2003 primarily due to a decrease in net revenue, partially offset by a decrease in interest charges.

Net Revenue

Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the first quarter of 2004 to the first quarter of 2003.

(Dollars In Millions)

2003 net revenue	$966.8
Volume/weather	32.9
Base rates	8.5
Deferred fuel cost revisions	(46.3)
Price applied to unbilled sales	(46.2)
Other	9.0
2004 net revenue	$924.7

The volume/weather variance resulted from increased usage in the service territories. Billed usage increased a total of 199 GWh in the industrial, commercial, and governmental sectors. The increase, however, was partially offset by a decrease of 117 GWh in the residential sector primarily due to colder than normal weather in the first quarter of 2003.

Base rates increased net revenue due to a base rate increase at Entergy New Orleans that became effective in June 2003.

The deferred fuel cost revision variance primarily resulted from a revised unbilled sales pricing estimate made in the first quarter of 2003 to more closely align the fuel component of that pricing with expected recoverable fuel costs at Entergy Louisiana. Deferred fuel cost revisions also decreased net revenue due to a revised estimate of fuel costs filed for recovery at Entergy Arkansas in the March 2004 energy cost recovery rider.

The price applied to unbilled sales variance resulted from a decrease in price in the first quarter of 2004 caused primarily by the effect of nuclear plant outages in 2003 on average fuel costs.

Gross operating revenues, fuel and purchased power expenses, and regulatory charges (credits)

Gross operating revenues include an increase in fuel cost recovery revenues of $138.5 million primarily due to higher fuel rates in the first quarter of 2004 resulting from increases in the market prices of non-associated purchased power and natural gas and collections of previous deferrals of fuel costs. As such, this revenue increase is offset by increased fuel and purchased power expenses.

Other regulatory charges decreased primarily due to the cessation of the Grand Gulf Accelerated Recovery Tariff that was suspended in July 2003 in addition to the amortization of deferred capacity charges for summer 2001 power purchases at Entergy Gulf States and Entergy Louisiana.

Other Income Statement Variances

Interest and other charges decreased primarily due to a decrease in interest on long-term debt as a result of the net retirement and refinancing of long-term debt in 2003. See Note 5 to the consolidated financial statements in the Form 10-K for detail of long-term debt.

Non-Utility Nuclear

Following are key performance measures for Non-Utility Nuclear for the first quarters of 2004 and 2003:

	2004	2003

Net MW in operation at March 31	4,001	3,955
Generation in GWh for the quarter	8,687	8,093
Capacity factor for the quarter	98.9%	93.7%
Average realized price per MWh	$39.70	$38.28

The decrease in earnings for Non-Utility Nuclear for the first quarter of 2004 compared to the first quarter of 2003 from $197.0 million to $68.8 million was due to the $160.3 million net-of-tax cumulative effect of a change in accounting principle recognized in the first quarter of 2003 upon implementation of SFAS 143. See Note 9 to the consolidated financial statements in the Form 10-K for further discussion of the implementation of SFAS 143. Income before the cumulative effect of accounting change increased by $32.1 million. The increase was due to higher revenues, which increased by $35 million, resulting from increased generation in 2004 due to fewer unplanned outages in 2004 and power uprates completed in 2003, and higher contract pricing. Lower operation and maintenance expenses, which decreased by $23 million, also contributed to the increase in income.

Energy Commodity Services

The decrease in earnings for Energy Commodity Services from $93.8 million for the first quarter 2003 to $9.8 million for the first quarter 2004 was primarily due to lower earnings from Entergy's investment in Entergy-Koch. The income from Entergy's investment in Entergy-Koch was lower by $77 million in 2004 primarily as a result of:

  The loss of disproportionate income sharing, which accounted for $39 million of first quarter 2003 earnings and is discussed in the paragraph below.

  Lower earnings at Entergy-Koch Trading (EKT), resulting from reduced volatility, which also resulted in lower point-of-view trading profits.

Earnings for Gulf South Pipeline were basically flat as compared to first quarter 2003, as revenues from higher throughput and contract prices were offset by the loss of disproportionate income sharing and by higher costs resulting from legal expenses and remediation costs incurred in connection with a casing leak that occurred in late 2003 at the Magnolia storage facility.

Following are key performance measures for Entergy-Koch's operations for the first quarters of 2004 and 2003:

	2004	2003
Entergy-Koch Trading
Gas volatility	50%	91%
Electricity volatility	37%	86%
Gas marketed (BCF/D)	7.3	7.8
Electricity marketed (GWh)	117,931	123,480
Gain/loss days	1.3	1.3
Gulf South Pipeline
Throughput (BCF/D)	2.22	2.20
Production cost ($/MMBtu)	$0.144	$0.113

As discussed in the Form 10-K, Entergy accounts for its 50% share in Entergy-Koch under the equity method of accounting. Earnings from Entergy-Koch are reported as equity in earnings of unconsolidated equity affiliates in the financial statements. Certain terms of the partnership arrangement allocated income from various sources, and the taxes on that income, on a significantly disproportionate basis through 2003. Losses and distributions from operations are allocated to the partners equally. Substantially all of Entergy-Koch's profits were allocated to Entergy in 2003, 2002, and 2001. Effective January 1, 2004, a revaluation of Entergy-Koch's assets for legal capital account purposes occurred, and profit allocations changed after the revaluation. The profit allocations other than for weather trading and international trading became equal. Profit allocations for weather trading and international trading remain disproportionate to the ownership interests. The weather trading and international trading allocations are unequal only within a specified range, such that the overall earnings allocation should not materially differ from 50/50. Earnings allocated under the terms of the partnership agreement constitute equity, not subject to reallocation, for the partners.

Income Taxes

The effective income tax rates for the first quarters of 2004 and 2003 were 33.2% and 38.0%, respectively. The decrease in the effective income tax rate in 2004 is primarily due to the favorable settlement of a tax audit issue and higher pre-tax income in 2003 decreasing the effect of flow-through and permanent differences. The favorable settlement is reported in Parent and Other and is the primary reason for the increase in earnings for that part of Entergy's business in 2004.

Liquidity and Capital Resources

See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy's capital structure, capital expenditure plans and other uses of capital, and sources of capital.

As discussed in the Form 10-K, Entergy Corporation, Entergy Louisiana, and Entergy Mississippi each has a 364-day credit facility due to expire in May 2004, which each of them expects to renew prior to expiration. Entergy Corporation has bank commitments for participation in its facility sufficient to renew it for its current amount of $1.45 billion, with approximately two-thirds of the committed amount for a term of three years and the remainder for a 364-day term. Entergy Arkansas has a 364-day credit facility that it renewed in 2004, increasing the amount to $85 million, that is now due to expire in April 2005. As of March 31, 2004, no borrowings were outstanding on the credit facilities. See Note 4 to the consolidated financial statements for additional discussion of Entergy's short-term credit facilities.

Cash Flow Activity

As shown in Entergy's Statements of Cash Flows, cash flows for the three months ended March 31, 2004 and 2003 were as follows:

	2004	2003
	(In Millions)

Cash and cash equivalents at beginning of period	$692	$1,335

Cash flow provided by (used in):
Operating activities	399	51
Investing activities	(255)	(610)
Financing activities	41	(398)
Effect of exchange rates on cash and cash equivalents	(2)	-
Net increase (decrease) in cash and cash equivalents	183	(958)

Cash and cash equivalents at end of period	$875	$377

Operating Cash Flow Activity

Entergy's cash flow provided by operating activities increased by $348 million in the first quarter of 2004 compared to the first quarter of 2003 primarily due to the following:

  The U.S. Utility provided $301 million in operating cash flow, compared to providing $99 million in the first quarter of 2003. The increase resulted primarily from improved recovery of fuel costs compared to first quarter 2003.

  The Non-Utility Nuclear business provided $129 million in operating cash flow, compared to providing $50 million in the first quarter of 2003. The increase resulted primarily from an increase in generation that led to an increase in revenues and lower refueling outage cash costs.

  Energy Commodity Services used $10 million in operating cash flow compared to using $56 million in the first quarter of 2003. The decrease in cash used resulted primarily from a one-time $33 million payment in 2003 related to a generation contract in the non-nuclear wholesale assets business.

Investing Activities

Net cash used in investing activities decreased by $355 million in the first quarter of 2004 compared to the first quarter of 2003 primarily due to the following:

  System Energy had three-year letters of credit in place that were scheduled to expire in March 2003 securing certain of its obligations related to the sale-leaseback of a portion of Grand Gulf 1. System Energy replaced the letters of credit with new three-year letters of credit totaling approximately $198 million that were backed by cash collateral. System Energy used approximately $193 million in March 2003 to provide this cash collateral. (In December 2003, System Energy replaced the cash-backed letters of credit with syndicated bank letters of credit that expire in May 2007.)

  Temporary investments of $50 million with initial maturities of greater than 90 days matured in the first quarter of 2004.

  The Non-Utility Nuclear segment purchased $53 million more nuclear fuel in 2003 than in the first quarter 2004 to provide for refueling outages.

Financing Activities

Financing activities provided $41 million in the first quarter of 2004 compared to using $398 million in the first quarter of 2003 primarily due to the following:

  Issuances of long-term debt net of retirements by the U.S. Utility segment provided $78 million in the first quarter 2004 and retirements of long-term debt net of issuances used $519 million in the first quarter 2003. See Note 4 to the consolidated financial statements for the details of the long-term debt activity in the first quarter of 2004.

  The non-nuclear wholesale asset business retired the $79 million Top of Iowa wind project debt at its maturity in January 2003.

  Entergy Corporation issued $158 million of long-term notes in March 2003; and

  Entergy Corporation repurchased $28 million of its common stock in the first quarter 2004. As discussed in the Form 10-K, in accordance with Entergy's stock option plans, Entergy periodically grants stock options to its employees, which may be exercised to obtain shares of Entergy's common stock. According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market. Entergy's management has been authorized to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans. Entergy Corporation repurchased 484,000 shares of its common stock in the first quarter 2004.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for discussions of rate regulation and fuel-cost recovery, market and credit risks, utility restructuring, and nuclear matters. Following are updates to the information provided in the Form 10-K.

Rate Regulation and Fuel-Cost Recovery

See the Form 10-K for the chart summarizing material rate proceedings.  Following are updates to that chart.  Regarding base rates in Entergy Gulf States' Texas jurisdiction, those rates are currently set at rates approved by the PUCT in June 1999.  Depending on the start date for retail open access in Entergy Gulf States' Texas service territory, base rates may remain unchanged until the implementation of retail open access.  Regarding Entergy Mississippi, it made its formula rate plan filing with the MPSC in March 2004 based on a 2003 test year.  In April 2004, the MPSC approved a joint stipulation entered into between the Mississippi Public Utilities Staff and Entergy Mississippi that provides for no change in rates based on an adjusted return on common equity midpoint of 10.77%, establishing an allowed regulatory earnings range of 9.3% to 12.2%.

System Agreement Litigation

See the Form 10-K for a discussion of the proceeding commenced at FERC by the LPSC regarding production cost equalization under the System Agreement, the ALJ Initial Decision in the proceeding, and the "Order of Investigation" issued by the APSC. Several parties, including Entergy, the LPSC, the APSC, the MPSC, the City Council, and the FERC Staff, filed briefs on exceptions in response to the ALJ's Initial Decision. Entergy's exceptions to the ALJ's Initial Decision include that: the practical effect of the Initial Decision is full production cost equalization, which was rejected in the Initial Decision and previously has been rejected by the FERC; implementation of resource planning for the Entergy System will be impeded; the remedy in the Initial Decision is inconsistent with the history, structure, and precedent regarding the System Agreement; the Initial Decision's remedy ignores the historical pattern of production cost disparities on the Entergy System and would result in substantial, sudden transfers of costs between groups of Entergy customers; the numerical standards proposed in the Initial Decision are arbitrary and are so complex they will be difficult to implement; the Initial Decision improperly rejected Entergy's resource planning remedy; the Initial Decision erroneously determined that the costs of the Vidalia project should be included in Entergy Louisiana's relative production costs for purposes of calculating relative production costs; and the Initial Decision erroneously adopted a new method of calculating reserve sharing costs rather than the current method.

As reported in the Form 10-K, if FERC grants the relief requested by the LPSC in the proceeding, the relief may result in a material increase in production costs allocated to companies whose costs currently are projected to be less than the Entergy System average, and a material decrease in production costs allocated to companies whose costs currently are projected to exceed that average. Management believes that any changes in the allocation of production costs resulting from a FERC decision should result in similar rate changes for retail customers. Therefore, management does not believe that this proceeding will have a material effect on the financial condition of any of the domestic utility companies, although the outcome of the proceeding at FERC cannot be predicted at this time.

Entergy Arkansas also filed its initial testimony in response to the APSC's February Order of Investigation discussed in the Form 10-K. The testimony emphasizes that the ALJ Initial Decision is not a final order by the FERC; briefly discusses some of the aspects of the Initial Decision that are included in Entergy's exceptions filed with FERC; emphasizes that Entergy will seek to reverse the production cost-related portions of the Initial Decision; and states that Entergy Arkansas believes that it is premature, before FERC makes a decision, for Entergy Arkansas to determine whether its continued participation in the System Agreement is appropriate.

In addition, as discussed in the Form 10-K, the APSC had publicly announced its intention to initiate an inquiry into Entergy Louisiana's Vidalia purchased power contract. In April 2004, the APSC commenced the investigation, and has requested historical documents, records, and information from Entergy Arkansas. Also in April 2004, the APSC issued an order directing Entergy Arkansas to show cause why Entergy Arkansas should not have to indemnify and hold its customers harmless from any adverse financial effects related to Entergy Louisiana's pending acquisition of the Perryville power plant, or show that the Perryville unit will produce economic benefits for Entergy Arkansas' customers. Procedural schedules have not been established yet in these investigations. Also in April, the City Council issued a resolution directing Entergy New Orleans and Entergy Louisiana to notify the City Council and obtain prior approval for any action that would materially modify, amend, or terminate the System Agreement for one or more of the domestic utility companies. In addition, the LPSC staff has proposed that a pending LPSC proceeding investigating the System Agreement should now include certain additional issues that are pending before the FERC at this time.

Market and Credit Risks

Commodity Price Risk

Power Generation

As discussed more fully in the Form 10-K, the sale of electricity from the power generation plants owned by Entergy's Non-Utility Nuclear business and Energy Commodity Services, unless otherwise contracted, is subject to the fluctuation of market power prices. Following is an updated summary of the amount of Non-Utility Nuclear's output that is sold forward as of April 30, 2004 under physical or financial contracts at fixed prices (2004 represents the remainder of the year):

	2004	2005	2006	2007	2008
Non-Utility Nuclear:
% of planned generation sold forward	100%	92%	59%	36%	17%
Planned generation (GWh)	24,178	34,164	34,853	34,517	34,513
Average contracted price per MWh	$39	$39	$38	$38	$40

The Vermont Yankee acquisition included a 10-year PPA under which the former owners will buy the power produced by the plant, which is through the expiration of the current operating license for the plant. The PPA includes an adjustment clause under which the prices specified in the PPA will be adjusted downward monthly, beginning in November 2005, if power market prices drop below PPA prices. Accordingly, because the price is not fixed, the table above does not report power from that plant as sold forward after October 2005. Approximately 2% of Non-Utility Nuclear's planned generation in 2005, 13% in 2006, 12% in 2007, and 12% in 2008 is under contract from Vermont Yankee after October 2005.

In addition to selling the power produced by its plants, the Non-Utility Nuclear business sells installed capacity to load-serving distribution companies in order for those companies to meet requirements placed on them by the Independent System Operators in their area. Following is an updated summary of the amount of the Non-Utility Nuclear business' installed capacity that is sold forward, and the blended amount of the Non-Utility Nuclear business' planned generation output and installed capacity that is currently sold forward, as of April 30, 2004:

	2004	2005	2006	2007	2008
Non-Utility Nuclear:
Percent of capacity sold forward:
Bundled capacity and energy contracts	55%	15%	13%	13%	13%
Capacity contracts	35%	35%	24%	13%	0%
Total	90%	50%	37%	26%	13%
Planned MW in operation	4,111	4,203	4,203	4,203	4,203
Average capacity contract price per kW per month	$2.4	$1.3	$1.3	$1.3	N/A
Blended Capacity and Energy (based on revenues)
% of planned generation and capacity sold forward	100%	91%	68%	46%	28%
Average contract revenue per MWh	$40	$40	$39	$39	$40

Utility Restructuring

Transmission

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends, Transmission" in the Form 10-K for discussion of Entergy's contemplated independent transmission entity proposal. In April 2004, Entergy filed a proposal with the FERC to commit voluntarily to retain an independent entity ("Independent Coordinator of Transmission" or "ICT") to oversee the granting of transmission or interconnection service on Entergy's transmission system, to implement a transmission pricing structure that ensures that Entergy's retail native load customers pay for only those upgrades required to reliably serve their needs, and to have the ICT serve as the security coordinator for the Entergy region. Assuming applicable regulatory support and approvals can be obtained, Entergy proposes to contract with the ICT to oversee the granting of transmission service on the Entergy system as well as the implementation of the proposed weekly procurement process. The proposal was structured to not transfer control of Entergy's transmission system to the ICT, but rather to vest with the ICT broad oversight authority over transmission planning and operations.

Entergy also proposes to have the ICT administer a transmission expansion pricing protocol that will increase the efficiency of transmission pricing on the Entergy system and that will be designed to protect Entergy's native load customers from bearing the cost of transmission upgrades not required to reliably serve these customers' needs. Entergy intends for the ICT to determine whether transmission upgrades associated with new requests for service should be funded directly by the party requesting such service or by a broader group of transmission customers, including Entergy's native load customers. This determination would be made in accordance with protocols approved by the FERC and any party contesting such determination, including Entergy, would be required to seek review at the FERC.

Entergy has requested that the FERC provide its retail regulators sufficient time to review the proposal and provide their comments prior to the FERC ruling on the proposal. In March 2004, the APSC initiated a proceeding to review Entergy's proposal and compare the benefits of such a proposal to the alternative of Entergy joining the Southwest Power Pool RTO. The APSC has sought comments from all interested parties on this issue, with initial comments due May 17, 2004 and reply comments due in June 2004. As discussed in "Retail-Texas," a proceeding is pending currently before the PUCT in which it is evaluating whether the Entergy transmission organization, with oversight, is sufficiently independent to facilitate retail open access in Texas. A hearing in that proceeding is currently scheduled in June 2004. The processes for obtaining comments from the other retail regulators on Entergy's transmission proposal have not yet been established.

FERC's Supply Margin Assessment

In November 2001, FERC issued an order that established a new generation market power screen (called Supply Margin Assessment) for purposes of evaluating a utility's request for market-based rate authority, applied that new screen to the Entergy System (among others), determined that Entergy and the others failed the screen within their respective control areas, and ordered these utilities to implement certain mitigation measures as a condition to their continued ability to buy and sell at market-based rates. Among other things, the mitigation measures would require that Entergy transact at cost-based rates when it sells in the hourly wholesale market within its control area. Entergy requested rehearing of the order, and FERC delayed the implementation of certain mitigation measures until such time as it had the opportunity to consider the rehearing request. In June 2003, the FERC proposed and ultimately adopted new market behavior rules and tariff provisions that would be applied to any market-based sale. Entergy modified its market-based rate tariffs to reflect the new provisions but requested rehearing of FERC's order.

In April 2004, the FERC issued its Order on Rehearing and Modifying Interim Generation Market Power Analysis and Mitigation Policy. In its Order on Rehearing, the FERC established a new interim generation market power analysis that will consider two indicative market power screens: (1) the uncommitted pivotal supplier screen that is designed to measure an applicant's market power based on the control area market's annual peak demand; and (2) the uncommitted market share screen that is designed to evaluate an applicant's market share of uncommitted capacity on a seasonal basis. An integrated utility's native load obligation will be reflected in both screens, however, the proxy for native load obligation differs between the screens. For the uncommitted pivotal supplier screen the proxy for native load is the average of the daily native load peaks during the month in which the annual peak load day occurs; for the uncommitted market share screen the proxy for native load is the minimum peak load day for each season. In the event an applicant fails either of these screens, there will be a rebuttable presumption that market power exists. The applicant will then have the opportunity to either: (1) submit a more detailed market power analysis that reflects market prices and measures an applicant's "economic capacity" and "available economic capacity;" or (2) propose case-specific mitigation tailored to the applicant's specific circumstances or adopt cost-based rates for sales within the applicant's control area. In its Order on Rehearing, the FERC also determined: (1) that transmission market power and the need to employ an independent entity to operate and administer an applicant's OASIS site is more properly considered in other proceedings, to the extent appropriate, and would not be considered in evaluating an applicant's generation market power for purposes of granting market-based rate authority; and (2) to eliminate the exemption from the generation market power analysis for sales within an RTO/ISO that had approved market monitoring. Entergy must re-file its generation market analyses using the two indicative screens within 60 days of the issuance of the Order on Rehearing.

In a companion order, issued on the same day, the FERC initiated a rulemaking proceeding to address, among other things, whether the FERC should retain or modify its existing four-prong test for evaluating market-based rate applications (i.e., whether the applicant has generation or transmission market power, whether the applicant can erect barriers to entry, and whether there are affiliate abuse or reciprocal dealing concerns), and whether the FERC should adopt different approaches for affiliate transactions. Initially, the FERC will hold a series of technical conferences to determine the issues that need to be considered and the procedural direction the rulemaking should take. The first of these technical conferences is scheduled in June 2004.

Interconnection Orders

See the Form 10-K for discussion of the order on rehearing issued by FERC on March 5, 2004 that modified Order 2003 to, among other things, eliminate the requirement that the generation owners receive their money back in no more than five years and to include a requirement that the generation owners receive credits only when transmission service is taken from the specific generating facility served by the interconnection or upgrade. In addition, the order on rehearing clarified that a transmission provider continues to have the option to charge a transmission rate that is the higher of the incremental cost rate for network upgrades required to interconnect a generating facility or an embedded cost rate so as to ensure that "other transmission customers, including a Transmission Provider's native load, will not subsidize Network Upgrades required to interconnect merchant generation." Consistent with the principles articulated in the order on rehearing, Entergy incorporated into its recent ICT filing an approach to the pricing of transmission expansion that protects the transmission provider's native load customers from the effects of service requests by other transmission customers and provides more efficient price signals for resource procurement and siting decisions. In addition, the transmission expansion pricing protocol included in the ICT filing proposes that the ICT review all costs that were previously charged to interconnecting customers for interconnection facilities to determine whether, under the proposed pricing policy, such costs were properly classified as Supplemental Upgrades that are directly assigned to the interconnecting generator or whether such costs were properly Base Plan Upgrades that are rolled into transmission rates for all customers. Any payments made by an interconnecting generator that have not already been refunded to that customer through crediting for transmission service will be subject to the cost assignment by the ICT.

Retail-Texas

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory and Entergy Gulf States' independent organization request. On March 15, 2004, the PUCT issued a preliminary order in Entergy Gulf States' independence proceeding in which the PUCT decided two key issues related to the proceeding and concluded that the December 2004 target date for the initiation of retail open access in Entergy Gulf States' Texas service territory is not feasible, but specifically declined to set a new target date at least until the market readiness proceeding was underway. The preliminary order addressed the following key issues: (1) whether the PUCT should delay further efforts to implement retail open access in Entergy Gulf States' Texas service territory until the establishment of a FERC-approved RTO, in view of the suspension of efforts to develop the SeTrans RTO; and (2) what criteria should be used to certify an independent organization for Entergy Gulf States' Texas service territory.

The PUCT found that it is not necessary to delay further efforts to establish retail competition in Entergy Gulf States' Texas service territory until after a FERC-approved RTO can serve as the independent organization for that region. The PUCT also determined that the ultimate question in the proceeding is whether Entergy Gulf States' proposed independent organization, Entergy Transmission Organization, is sufficiently independent of any producer or seller of electricity that its decisions will not be unduly influenced by any producer or seller. The PUCT identified the criteria that are to be considered in answering this ultimate question that includes (1) whether the independent organization's decisions are controlled or dominated by any market participant or market segment; and (2) whether the independent organization has day-to-day operational control over the facilities involved. In determining whether the Entergy Transmission Organization should be certified as independent, the PUCT further stated that the issues to be addressed were whether the proposed structure would ensure that the affiliate was independent, and if not, what additional safeguards should be imposed to assure independence. The PUCT also limited any finding of independence in this docket to be applicable to the pilot only and indicated that should it be necessary, the PUCT would review the issue of independence in the market readiness proceeding as well. The preliminary order also states that other issues to be addressed in this proceeding include (1) the costs of implementing Entergy Gulf States' proposal; (2) what changes or additions, if any, may be necessary to the approved protocols or other public documents; and (3) the date by which the pilot project under the protocols can begin. Hearings are scheduled for June 2004.

The preliminary order further directed the parties to the independence proceeding not to address the issue of when full retail competition should start in Entergy Gulf States' Texas service territory.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy's accounting for nuclear decommissioning costs, impairment of long-lived assets, mark-to-market derivative instruments, pension and other postretirement costs, and other contingencies.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands, Except Share Data)

OPERATING REVENUES
Domestic electric	$1,701,327	$1,601,738
Natural gas	83,816	80,238
Competitive businesses	466,406	355,747
TOTAL	2,251,549	2,037,723

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	550,127	388,040
Purchased power	435,817	368,699
Nuclear refueling outage expenses	41,607	38,892
Provision for turbine commitments, asset impairments
and restructuring charges	-	(7,743)
Other operation and maintenance	514,955	524,898
Decommissioning	38,347	37,498
Taxes other than income taxes	97,303	97,737
Depreciation and amortization	210,648	211,046
Other regulatory charges (credits) - net	(16,089)	15,253
TOTAL	1,872,715	1,674,320

OPERATING INCOME	378,834	363,403

OTHER INCOME
Allowance for equity funds used during construction	7,463	7,286
Interest and dividend income	28,251	29,824
Equity in earnings of unconsolidated equity affiliates	19,819	128,061
Miscellaneous - net	5,167	11,616
TOTAL	60,700	176,787

INTEREST AND OTHER CHARGES
Interest on long-term debt	119,460	122,446
Other interest - net	6,215	13,044
Allowance for borrowed funds used during construction	(5,154)	(5,719)
TOTAL	120,521	129,771

INCOME BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGES	319,013	410,419

Income taxes	105,997	152,418

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGES	213,016	258,001

CUMULATIVE EFFECT OF ACCOUNTING
CHANGES (net of income taxes of $93,754)	-	142,922

CONSOLIDATED NET INCOME	213,016	400,923

Preferred dividend requirements and other	5,855	5,916

EARNINGS APPLICABLE TO
COMMON STOCK	$207,161	$395,007

Earnings per average common share before cumulative
effect of accounting changes:
Basic	$0.90	$1.13
Diluted	$0.88	$1.10
Earnings per average common share:
Basic	$0.90	$1.77
Diluted	$0.88	$1.73
Dividends declared per common share	$0.45	$0.35

Average number of common shares outstanding:
Basic	230,264,638	223,673,332
Diluted	234,978,625	228,230,756

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$213,016	$400,923
Noncash items included in net income:
Reserve for regulatory adjustments	(2,293)	(14,340)
Other regulatory charges (credits) - net	(16,089)	15,253
Depreciation, amortization, and decommissioning	248,996	248,544
Deferred income taxes and investment tax credits	31,683	144,368
Cumulative effect of accounting changes	-	(142,922)
Equity in undistributed earnings of unconsolidated equity affiliates	(19,819)	(128,061)
Provision for turbine commitments, asset impairments, and restructuring charges	-	(7,743)
Changes in working capital:
Receivables	12,757	(42,759)
Fuel inventory	(11,098)	(22,025)
Accounts payable	(174,659)	(246,909)
Taxes accrued	51,268	(26,844)
Interest accrued	2,570	(23,678)
Deferred fuel	59,799	(125,901)
Other working capital accounts	15,747	9,580
Provision for estimated losses and reserves	11,570	(8,318)
Changes in other regulatory assets	20,013	12,596
Other	(44,688)	8,948
Net cash flow provided by operating activities	398,773	50,712

INVESTING ACTIVITIES
Construction/capital expenditures	(253,075)	(274,614)
Allowance for equity funds used during construction	7,463	7,286
Nuclear fuel purchases	(68,083)	(112,155)
Proceeds from sale/leaseback of nuclear fuel	51,076	26,887
Proceeds from sale of assets and businesses	21,978	29,610
Investment in non-utility properties	(2,791)	(46,290)
Increase in other investments	(15,312)	(166,439)
Changes in other temporary investments	50,000	-
Decommissioning trust contributions and realized change in trust assets	(20,895)	(22,551)
Other regulatory investments	(25,595)	(42,127)
Other	-	(9,821)
Net cash flow used in investing activities	(255,234)	(610,214)

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	99,250	356,497
Common stock and treasury stock	95,082	98,501
Retirement of long-term debt	(21,232)	(796,686)
Repurchase of common stock	(27,969)	-
Redemption of preferred stock	(2,250)	(2,250)
Changes in short-term borrowings - net	4,102	30,000
Dividends paid:
Common stock	(100,229)	(78,142)
Preferred stock	(5,855)	(5,916)
Net cash flow provided by (used in) financing activities	40,899	(397,996)

Effect of exchange rates on cash and cash equivalents	(1,708)	(372)

Net increase (decrease) in cash and cash equivalents	182,730	(957,870)

Cash and cash equivalents at beginning of period	692,233	1,335,328

Cash and cash equivalents at end of period	$874,963	$377,458

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$117,721	$155,305
Income taxes	($9,549)	$2,653

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT ASSETS

Cash and cash equivalents:
Cash	$248,043	$115,112
Temporary cash investments - at cost,
which approximates market	626,920	576,813
Special deposits	-	308
Total cash and cash equivalents	874,963	692,233
Other temporary investments	-	50,000
Notes receivable	2,143	1,730
Accounts receivable:
Customer	389,666	398,091
Allowance for doubtful accounts	(24,380)	(25,976)
Other	260,168	246,824
Accrued unbilled revenues	365,598	384,860
Total receivables	991,052	1,003,799
Deferred fuel costs	211,769	245,973
Fuel inventory - at average cost	121,580	110,482
Materials and supplies - at average cost	555,064	548,921
Deferred nuclear refueling outage costs	126,065	138,836
Prepayments and other	152,683	127,270
TOTAL	3,035,319	2,919,244

OTHER PROPERTY AND INVESTMENTS

Investment in affiliates - at equity	1,136,434	1,053,328
Decommissioning trust funds	2,391,041	2,278,533
Non-utility property - at cost (less accumulated depreciation)	261,415	262,384
Other	95,635	152,681
TOTAL	3,884,525	3,746,926

PROPERTY, PLANT AND EQUIPMENT

Electric	28,311,976	28,035,899
Property under capital lease	748,309	751,815
Natural gas	236,161	236,622
Construction work in progress	1,205,132	1,380,982
Nuclear fuel under capital lease	265,494	278,683
Nuclear fuel	260,129	234,421
TOTAL PROPERTY, PLANT AND EQUIPMENT	31,027,201	30,918,422
Less - accumulated depreciation and amortization	12,710,444	12,619,625
PROPERTY, PLANT AND EQUIPMENT - NET	18,316,757	18,298,797

DEFERRED DEBITS AND OTHER ASSETS

Regulatory assets:
SFAS 109 regulatory asset - net	816,081	830,539
Other regulatory assets	1,366,556	1,425,145
Long-term receivables	19,847	20,886
Goodwill	377,172	377,172
Other	946,049	935,501
TOTAL	3,525,705	3,589,243

TOTAL ASSETS	$28,762,306	$28,554,210

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT LIABILITIES

Currently maturing long-term debt	$528,481	$524,372
Notes payable	4,450	351
Accounts payable	626,563	796,572
Customer deposits	207,691	199,620
Taxes accrued	178,448	224,926
Accumulated deferred income taxes	4,040	22,963
Nuclear refueling outage costs	11,413	8,238
Interest accrued	141,780	139,603
Obligations under capital leases	160,900	159,978
Other	232,793	205,600
TOTAL	2,096,559	2,282,223

NON-CURRENT LIABILITIES

Accumulated deferred income taxes and taxes accrued	4,929,745	4,779,513
Accumulated deferred investment tax credits	414,991	420,248
Obligations under capital leases	170,538	153,898
Other regulatory liabilities	353,842	291,239
Decommissioning and retirement cost liabilities	2,172,720	2,242,312
Transition to competition	79,098	79,098
Regulatory reserves	67,235	69,528
Accumulated provisions	517,257	506,960
Long-term debt	7,399,136	7,322,940
Preferred stock with sinking fund	18,602	20,852
Other	1,319,567	1,347,404
TOTAL	17,442,731	17,233,992

Preferred stock without sinking fund	334,337	334,337

SHAREHOLDERS' EQUITY

Common stock, $.01 par value, authorized 500,000,000
shares; issued 248,174,087 shares in 2004 and in 2003	2,482	2,482
Paid-in capital	4,792,171	4,767,615
Retained earnings	4,605,907	4,502,508
Accumulated other comprehensive income (loss)	6,493	(7,795)
Less - treasury stock, at cost (17,189,798 shares in 2004 and
19,276,445 shares in 2003)	518,374	561,152
TOTAL	8,888,679	8,703,658

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$28,762,306	$28,554,210

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004		2003
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$4,502,508		$3,938,693

Add - Earnings applicable to common stock	207,161	$207,161	395,007	$395,007

Deduct:
Dividends declared on common stock	103,762		78,151
Capital stock and other expenses	-		171
Total	103,762		78,322

Retained Earnings - End of period	$4,605,907		$4,255,378

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS) (Net of Taxes):
Balance at beginning of period
Accumulated derivative instrument fair value changes	($25,811)		$17,313
Other accumulated comprehensive income (loss) items	18,016		(39,673)
Total	(7,795)		(22,360)

Net derivative instrument fair value changes
arising during the period	(16,186)	(16,186)	(617)	(617)

Foreign currency translation adjustments	1,708	1,708	156	156

Net unrealized investment gains (losses)	28,766	28,766	(12,704)	(12,704)

Balance at end of period:
Accumulated derivative instrument fair value changes	($41,997)		$16,696
Other accumulated comprehensive income (loss) items	48,490		(52,221)
Total	$6,493		($35,525)
Comprehensive Income		$221,449		$381,842

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$4,767,615		$4,666,753

Add: Common stock issuances related to stock plans	24,556		7,757

Paid-in Capital - End of period	$4,792,171		$4,674,510

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

			Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$609	$564	$45	8
Commercial	435	396	39	10
Industrial	514	452	62	14
Governmental	44	44	-	-
Total retail	1,602	1,456	146	10
Sales for resale	99	97	2	2
Other	-	49	(49)	(100)
Total	$1,701	$1,602	$99	6

Billed Electric Energy
Sales (GWh):
Residential	7,726	7,843	(117)	(1)
Commercial	5,887	5,822	65	1
Industrial	9,490	9,324	166	2
Governmental	600	633	(33)	(5)
Total retail	23,703	23,622	81	-
Sales for resale	2,418	2,513	(95)	(4)
Total	26,121	26,135	(14)	-

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. COMMITMENTS AND CONTINGENCIES

Sales Warranties and Indemnities

See Notes 9 and 14 to the consolidated financial statements in the Form 10-K for information on certain warranties made by Entergy or its subsidiaries in the Saltend sales transaction.

Nuclear Insurance and Spent Nuclear Fuel

See Note 9 to the consolidated financial statements in the Form 10-K for information on nuclear liability, property and replacement power insurance, related NRC regulations, and the disposal of spent nuclear fuel associated with Entergy's nuclear power plants.

The Property Insurance Policy renewed on April 1, 2004 with the following changes: 1) the deductibles for Indian Point 2 and 3 (each unit has a separate parameter), FitzPatrick, Pilgrim, and Vermont Yankee increased to $2.5 million per occurrence for other than equipment breakdown/failure; and 2) the deductibles for ANO 1 and 2, Grand Gulf 1, River Bend, and Waterford 3 increased to $5 million per occurrence for equipment breakdown/failure and $5 million per occurrence for other than equipment breakdown/failure.

Under NEIL's Accidental Outage Coverage program, FitzPatrick's and Pilgrim's weekly indemnity decreased to $4 million and Vermont Yankee's weekly indemnity decreased to $3.5 million.

Under the property damage and accidental outage insurance programs, Entergy nuclear plants could be subject to assessments should losses exceed the accumulated funds available from NEIL. As of March 31, 2004, the maximum amount of such possible assessments per occurrence were $68.9 million for the Non-Utility Nuclear plants and $48.3 million for the U.S. Utility plants.

Decommissioning Costs

See Note 9 to the consolidated financial statements in the Form 10-K for information on nuclear decommissioning costs. SFAS 143, "Accounting for Asset Retirement Obligations," which was implemented effective January 1, 2003, requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are recorded at their fair values (which are likely to be the present values of the estimated future cash outflows) in the period in which they are incurred, with an accompanying addition to the recorded cost of the long-lived asset. The asset retirement obligation is accreted each year through a charge to expense, to reflect the time value of money for this present value obligation. The amounts added to the carrying amounts of the long-lived assets are depreciated over the useful lives of the assets. The net effect of implementing this standard for the rate-regulated business of the domestic utility companies and System Energy was recorded as a regulatory asset, with no resulting impact on Entergy's net income. Entergy recorded these regulatory assets because existing rate mechanisms in each jurisdiction are based on the principle that Entergy will recover all ultimate costs of decommissioning from customers. The implementation of SFAS 143 for the portion of River Bend not subject to cost-based ratemaking decreased earnings by approximately $21 million net-of-tax ($0.09 per share) as a result of a one-time cumulative effect of accounting change. For the Non-Utility Nuclear business, the implementation of SFAS 143 resulted in an increase in earnings of approximately $155 million net-of-tax ($0.67 per share) as a result of a one-time cumulative effect of accounting change.

In accordance with a new decommissioning cost study for ANO 1 and 2, which resulted in a lower estimate of the cost required to decommission the plants, in the first quarter of 2004 Entergy Arkansas recorded a revision to its estimated decommissioning cost liability. The revised estimate resulted in a $107.7 million reduction in its decommissioning liability, along with a $19.5 million reduction in utility plant and a $88.2 million reduction in the related regulatory asset.

CashPoint Bankruptcy

Entergy Arkansas, Entergy Louisiana, Entergy Gulf States, Entergy New Orleans, and Entergy Mississippi entered into an agreement with CashPoint Network Services ("CashPoint") dated June 2003, under which CashPoint was to manage a network of payment agents through which Entergy's utility customers could pay their bills. The pay agent system allows customers to pay their bills at various commercial or governmental locations, rather than sending payments by mail. Approximately one-third of Entergy's utility customers use this process, with remittances ranging up to $5 million a day.

On April 19, 2004, CashPoint failed to pay funds due to Entergy that had been collected through pay agents. Entergy then obtained a temporary restraining order from the Civil District Court for the Parish of Orleans, State of Louisiana, enjoining CashPoint from distributing funds belonging to Entergy, except by paying those funds to Entergy. On April 22, 2004, a petition for involuntary Chapter 7 bankruptcy was filed against CashPoint by other creditors in the United States Bankruptcy Court for the Southern District of New York. Although Entergy cannot precisely determine at this time the amount that CashPoint owes to Entergy that may not be repaid, the current estimate of maximum exposure to loss is approximately $35 million.

Employment Litigation

Entergy Corporation and certain subsidiaries are defendants in numerous lawsuits filed by former employees asserting that they were wrongfully terminated and/or discriminated against on the basis of age, race, sex, or other protected characteristics. The defendant companies deny any liability to the plaintiffs.

NOTE 2. RATE AND REGULATORY MATTERS

Electric Industry Restructuring and the Continued Application of SFAS 71

Previous developments and information related to electric industry restructuring are presented in Note 2 to the consolidated financial statements in the Form 10-K.

Texas

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory and Entergy Gulf States' independent organization request. On March 15, 2004, the PUCT issued a preliminary order in Entergy Gulf States' independence proceeding in which the PUCT decided two key issues related to the proceeding and concluded that the December 2004 target date for the initiation of retail open access in Entergy Gulf States' Texas service territory is not feasible, but specifically declined to set a new target date at least until the market readiness proceeding was underway. The preliminary order addressed the following key issues: (1) whether the PUCT should delay further efforts to implement retail open access in Entergy Gulf States' Texas service territory until the establishment of a FERC-approved RTO, in view of the suspension of efforts to develop the SeTrans RTO; and (2) what criteria should be used to certify an independent organization for Entergy Gulf States' Texas service territory.

The PUCT found that it is not necessary to delay further efforts to establish retail competition in Entergy Gulf States' Texas service territory until after a FERC-approved RTO can serve as the independent organization for that region. The PUCT also determined that the ultimate question in the proceeding is whether Entergy Gulf States' proposed independent organization, Entergy Transmission Organization, is sufficiently independent of any producer or seller of electricity that its decisions will not be unduly influenced by any producer or seller. The PUCT identified the criteria that are to be considered in answering this ultimate question that includes (1) whether the independent organization's decisions are controlled or dominated by any market participant or market segment; and (2) whether the independent organization has day-to-day operational control over the facilities involved. In determining whether the Entergy Transmission Organization should be certified as independent, the PUCT further stated that the issues to be addressed were whether the proposed structure would ensure that the affiliate was independent, and if not, what additional safeguards should be imposed to assure independence. The PUCT also limited any finding of independence in this docket to be applicable to the pilot only and indicated that should it be necessary, the PUCT would review the issue of independence in the market readiness proceeding as well. The preliminary order also states that other issues to be addressed in this proceeding include (1) the costs of implementing Entergy Gulf States' proposal; (2) what changes or additions, if any, may be necessary to the approved protocols or other public documents; and (3) the date by which the pilot project under the protocols can begin. Hearings are scheduled for June 2004.

The preliminary order further directed the parties to the independence proceeding not to address the issue of when full retail competition should start in Entergy Gulf States' Texas service territory.

Deferred Fuel Costs

In March 2004, Entergy Arkansas filed with the APSC its energy cost recovery rider for the period April 2004 through March 2005. The filed energy cost rate, which accounts for about 12 percent of a typical residential customer's bill using 1,000 kWh per month, increased 16 percent due primarily to a credit contained in the prior year's rate to refund previously over-recovered fuel costs. Also included in this year's energy cost calculation is a decrease in rates of $3.9 million as a result of Entergy Arkansas' proposed retail customer protections due to the operation of a life-of-resources power purchase agreement with Entergy New Orleans.

In March 2004, Entergy Gulf States filed with the PUCT a fuel reconciliation case covering the period September 2000 through August 2003. Entergy Gulf States is reconciling $1.43 billion of fuel and purchased power costs on a Texas retail basis. The reconciliation includes $8.6 million of under-recovered costs that Entergy Gulf States is asking to roll into its fuel over/under-recovery balance to be addressed in the next appropriate fuel proceeding. Hearings are scheduled to occur in October 2004 with a final PUCT decision expected in the first quarter of 2005.

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of Entergy Gulf States' January 2001 fuel reconciliation case filed with the PUCT covering the period from March 1999 through August 2000 and subsequent proceedings at Travis County District Court and the Third District Court of Appeals. Entergy Gulf States appealed to the Court of Appeals the disallowance of approximately $4.2 million related to imputed capacity costs and the disallowance related to costs for energy delivered from the 30% non-regulated share of River Bend. Oral argument before the appellate court was scheduled for May 2004, but the parties have asked that it be rescheduled.

As discussed in Note 2 to the consolidated financial statements in the Form 10-K, in August 2000, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Louisiana pursuant to a November 1997 LPSC general order. The time period that is the subject of the audit is January 1, 2000 through December 31, 2001. In September 2003, the LPSC staff issued its audit report and recommended a disallowance with regard to one item. The issue relates to the alleged failure to uprate Waterford 3 in a timely manner. The LPSC staff has quantified the possible disallowance as between $7.6 and $14 million. Entergy Louisiana notified the LPSC that it will contest the recommendation. A procedural schedule has been adopted and hearings, which also will address issues relating to the reasonableness of transmission planning and purchases of power from affiliates, the potential value of which issues cannot yet be quantified, are scheduled to begin in April 2005.

Retail Rate Proceedings

Filings with the PUCT and Texas Cities

Recovery of River Bend Costs

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the March 1998 PUCT disallowance of recovery of River Bend plant costs that had been held in abeyance since 1988, and subsequent proceedings at Travis County District Court and the Third District Court of Appeals that affirmed the PUCT disallowance. In January 2004, the Texas Supreme Court asked for full briefing on the merits of the case in response to Entergy Gulf States' petition for review, and briefs have been submitted. Management cannot predict what action, if any, the Texas Supreme Court will take with respect to Entergy Gulf States' petition for review.

Filings with the LPSC

Annual Earnings Reviews

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of Entergy Gulf States' ninth and last required post-merger analysis filed with the LPSC in May 2002. In the LPSC staff's December 2003 testimony, the staff recommended a rate refund of $30.6 million and a prospective rate reduction of approximately $50 million. Hearings began in April 2004.

Retail Rates

See Note 2 to the consolidated financial statements in the Form 10-K for Entergy Louisiana's rate filing with the LPSC requesting a base rate increase. Hearings are currently scheduled to begin in September 2004.

Filings with the City Council

Formula Rate Plan Filings

In April 2004, Entergy New Orleans made filings with the City Council as required by the earnings review process prescribed by the Gas and Electric Formula Rate Plans approved by the Council. The filings show an increase in Entergy New Orleans' electric revenues of $1.15 million and an increase in Entergy New Orleans gas revenues of $32,000 are warranted. The review of the filings by the Council Advisors and intervenors has commenced. Management cannot predict the outcome of this proceeding.

Fuel Adjustment Clause Litigation

See "Fuel Adjustment Clause Litigation" in Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the complaint filed by a group of ratepayers in state court in Orleans Parish and with the City Council regarding certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the City Council. In February 2004, the City Council approved a resolution that results in a refund to customers of $11.3 million, including interest, during the months of June through September 2004. The resolution concludes, among other things, that the record does not support an allegation that Entergy New Orleans' actions or inactions, either alone or in concert with Entergy or any of its affiliates, constituted a misrepresentation or a suppression of the truth made in order to obtain an unjust advantage of Entergy New Orleans, or to cause loss, inconvenience or harm to its ratepayers. Management believes that it has adequately provided for the liability associated with this proceeding. The plaintiffs have appealed the City Council resolution to the state court in Orleans Parish. In addition, in March 2004, the plaintiffs supplemented and amended the class action petition that had been filed in state court in April 1999.

NOTE 3. COMMON EQUITY

Common Stock

Earnings per Share

The following tables present Entergy's basic and diluted earnings per share (EPS) calculations included on the consolidated income statement:

	For the Three Months Ended March 31,
	2004		2003
	(In Millions, Except Per Share Data)
		$/share		$/share
Income before cumulative effect of accounting change	$207.2		$252.1

Average number of common shares outstanding - basic	230.3	$ 0.90	223.7	$ 1.13
Average dilutive effect of:
Stock Options	4.5	(0.017)	4.0	(0.020)
Deferred Units	0.2	(0.001)	0.5	(0.003)
Average number of common shares outstanding - diluted	235.0	$ 0.88	228.2	$ 1.10

Earnings applicable to common stock	$207.2		$395.0

Average number of common shares outstanding - basic	230.3	$ 0.90	223.7	$ 1.77
Average dilutive effect of:
Stock Options	4.5	(0.017)	4.0	(0.031)
Deferred Units	0.2	(0.001)	0.5	(0.004)
Average number of common shares outstanding - diluted	235.0	$ 0.88	228.2	$ 1.73

Entergy's stock option and other stock compensation plans are discussed in Note 8 to the consolidated financial statements in the Form 10-K.

During the first quarter of 2004, Entergy Corporation issued 2,570,647 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards. During the first quarter of 2004, Entergy Corporation repurchased 484,000 shares of common stock for a total purchase price of $28 million.

Retained Earnings

On April 7, 2004, Entergy Corporation's Board of Directors declared a common stock dividend of $0.45 per share, payable on June 1, 2004, to holders of record as of May 12, 2004.

NOTE 4. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

Entergy Corporation has in place a 364-day bank credit facility with a borrowing capacity of $1.45 billion, none of which was outstanding as of March 31, 2004. Although the Entergy Corporation credit line expires in May 2004, Entergy has the discretionary option to extend the period to repay the amount then outstanding for an additional 364-day term. Because of this option, which Entergy intends to exercise if it does not renew the credit line or obtain an alternative source of financing, any debt outstanding under the credit line would be reflected in long-term debt on the balance sheet. The commitment fee for this facility is currently 0.20% of the line amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior debt ratings of the domestic utility companies.

The short-term borrowings of Entergy's subsidiaries are limited to amounts authorized by the SEC. The current limits authorized are effective through November 30, 2004. In addition to borrowing from commercial banks, Entergy's subsidiaries are authorized to borrow from the Entergy System Money Pool (money pool). The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the SEC authorized limits. As of March 31, 2004, Entergy's subsidiaries' authorized limit was $1.6 billion and the outstanding borrowing from the money pool was $203.5 million. There were no borrowings outstanding from external sources.

Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi each have 364-day credit facilities available as follows:

Company	Expiration Date	Amount of Facility	Amount Drawn as of March 31, 2004

Entergy Arkansas	April 2005	$85 million	-
Entergy Louisiana	May 2004	$15 million	-
Entergy Mississippi	May 2004	$25 million	-

The facilities have variable interest rates and the average commitment fee is 0.15%.

The following long-term debt has been issued by Entergy in 2004:

	Issue Date	(In Thousands)
U.S. Utility
Mortgage Bonds:
5.50% Series due April 2019 - Entergy Louisiana	March 2004	$100,000
Issuances after the balance sheet date:
6.25% Series due April 2034 - Entergy Mississippi	April 2004	$100,000
4.65% Series due April 2011 - Entergy Mississippi	April 2004	$80,000

The following long-term debt has been retired by Entergy in 2004:

	Retirement Date	(In Thousands)
U.S. Utility
Mortgage Bonds:
Retirement after balance sheet date:
8.25% Series due April 2004, Entergy Gulf States	April 2004	$292,000
Other Long-term Debt:
Grand Gulf Lease Obligation payment	N/A	$6,348
Waterford 3 Lease Obligation payment	N/A	$14,809

NOTE 5. STOCK-BASED COMPENSATION PLANS

Entergy has two plans that grant stock options, which are described more fully in Note 8 to the consolidated financial statements in the Form 10-K. Prior to 2003, Entergy applied the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. Effective January 1, 2003, Entergy prospectively adopted the fair value based method of accounting for stock options prescribed by SFAS 123, "Accounting for Stock-Based Compensation." Awards under Entergy's plans vest over three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if Entergy would have historically applied the fair value based method of accounting to stock-based employee compensation.

	First Quarter
	2004	2003
	(In Thousands, Except Per Share Data)

Earnings applicable to common stock	$207,161	$395,007
Add: Stock-based compensation expense included in earnings applicable to common stock, net of related tax effects	973	704
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	3,855	6,129

Pro forma earnings applicable to common stock	$204,279	$389,582

Earnings per average common share:
Basic	$0.90	$1.77
Basic - pro forma	$0.89	$1.74

Diluted	$0.88	$1.73
Diluted - pro forma	$0.87	$1.71

NOTE 6. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Components of Net Pension Cost

Entergy's pension cost, including amounts capitalized, for the first quarters of 2004 and 2003, included the following components:

	2004	2003
	(In Thousands)

Service cost - benefits earned during the period	$18,735	$17,990
Interest cost on projected benefit obligation	36,015	37,705
Expected return on assets	(38,725)	(47,327)
Amortization of transition asset	(191)	(225)
Amortization of prior service cost	1,413	1,721
Amortization of loss	4,401	936
Net pension costs	$21,648	$10,800

Components of Net Other Postretirement Benefit Cost

Entergy's other postretirement benefit cost, including amounts capitalized, for the first quarters of 2004 and 2003, included the following components:

	2004	2003
	(In Thousands)

Service cost - benefits earned during the period	$9,708	$8,198
Interest cost on APBO	14,297	12,770
Expected return on assets	(4,702)	(4,261)
Amortization of transition obligation	1,242	2,868
Amortization of prior service cost	(889)	248
Amortization of loss	5,954	2,590
Net other postretirement benefit cost	$25,610	$22,413

Employer Contributions

Entergy previously disclosed in its 2003 Form 10-K that it expected to contribute $110 million to its pension plans in 2004. As of March 31, 2004, Entergy has contributed $5 million to its pension plans. In April 2004, the President signed the Pension Funding Equity Act of 2004 into law, which reduced Entergy's estimated 2004 pension contribution to $72.8 million. Therefore, Entergy presently anticipates contributing an additional $67.8 million to fund its pension plans in 2004.

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

As disclosed in Note 11 to the consolidated financial statements in the Form 10-K, Entergy elected to record an estimate of the effects of the Medicare Act in December 2003. Based on actuarial analysis, the estimated impact of future Medicare subsidies reduced the December 31, 2003 Accumulated Postretirement Benefit Obligation by $56 million, and reduced the first quarter 2004 other postretirement benefit cost by $2.5 million. When specific guidance on accounting for the federal subsidy is issued, these estimates could change.

NOTE 7. BUSINESS SEGMENT INFORMATION

Entergy's reportable segments as of March 31, 2004 are U.S. Utility, Non-Utility Nuclear, and Energy Commodity Services. "All Other" includes the parent company, Entergy Corporation, and other business activity, including the Competitive Retail Services business and earnings on the proceeds of sales of previously-owned businesses.

Entergy's segment financial information for the first quarters of 2004 and 2003 is as follows:

	U.S. Utility	Non-Utility Nuclear*	Energy Commodity Services*	All Other*	Eliminations	Consolidated
	(In Thousands)
2004
Operating Revenues	$1,785,518	$344,848	$43,169	$93,384	($15,370)	$2,251,549
Equity in earnings of
unconsolidated equity affiliates	-	-	19,819	-	-	19,819
Income Taxes (Benefit)	72,678	43,695	3,369	(13,745)	-	105,997
Net Income	121,514	68,833	9,809	12,860	-	213,016
Total Assets	22,497,775	4,440,348	2,248,842	1,162,675	(1,484,892)	28,864,748

2003
Operating Revenues	$1,682,372	$309,805	$31,385	$14,617	($456)	$2,037,723
Equity in earnings of
unconsolidated equity affiliates	-	-	128,061	-	-	128,061
Income Taxes (Benefit)	81,881	23,080	51,025	(3,568)	-	152,418
Cumulative effect of
accounting changes, net of tax	(21,333)	160,360	3,895	-	-	142,922
Net Income (Loss)	113,705	196,985	93,790	(3,557)	-	400,923
Total Assets	21,639,623	3,910,995	2,356,482	1,428,172	(1,934,483)	27,400,789

Businesses marked with * are sometimes referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation. Eliminations are primarily intersegment activity.

__________________________________

In the opinion of the management of Entergy Corporation, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. The business of the U.S. Utility segment, however, is subject to seasonal fluctuations with the peak periods occurring during the third quarter. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

ENTERGY ARKANSAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income decreased $7.9 million for the first quarter of 2004 compared to the first quarter of 2003 primarily due to a decrease in net revenue, partially offset by an increase in other income and a decrease in interest charges.

Net Revenue

Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory credits. Following is an analysis of the change in net revenue comparing the first quarter of 2004 to the first quarter of 2003.

(Dollars In Millions)

2003 net revenue	$227.6
Volume/weather	2.0
Deferred fuel cost revisions	(16.9)
Other	(5.9)
2004 net revenue	$206.8

The volume/weather variance resulted from increased usage, partially offset by colder than normal weather in the first quarter of 2003.

Deferred fuel cost revisions decreased net revenue due to a revised estimate of fuel costs filed for recovery at Entergy Arkansas in the March 2004 energy cost recovery rider, which reduced net revenue by $11.5 million. The remainder of the variance is due to the 2002 energy cost recovery true-up, made in the first quarter of 2003, that increased net revenue in that quarter.

Other Income Statement Variances

Other income increased primarily due to:

  an increase of $0.8 million in the allowance for equity funds used during construction due to an increase in construction expenditures; and

  an increase of $0.5 million in interest and dividend income due to the implementation of SFAS 143, "Accounting for Asset Retirement Obligations." The increase is offset in decommissioning expense and has no effect on net income.

Interest charges decreased primarily due to the refinancing of first mortgage bonds in mid-2003 with lower interest rates.

Income Taxes

The effective income tax rates for the first quarters of 2004 and 2003 were 40.5% and 41.2%, respectively. The difference in the effective income tax rate for the first quarter of 2004 versus the federal statutory rate of 35.0% is primarily due to flow-through of depreciation book and tax differences in addition to state income taxes net of federal. The difference in the effective income tax rate for the first quarter of 2003 versus the federal statutory rate of 35.0% is primarily due to the effect of depreciation and flow-through book and tax timing differences.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarter of 2004 and 2003 were as follows:

	2004	2003
	(In Thousands)

Cash and cash equivalents at beginning of period	$8,834	$95,513

Cash flow provided by (used in):
Operating activities	69,392	62,825
Investing activities	(49,922)	(47,230)
Financing activities	(10,244)	(80,544)
Net increase (decrease) in cash and cash equivalents	9,226	(64,949)

Cash and cash equivalents at end of period	$18,060	$30,564

Operating Activities

Cash flow from operations increased $6.6 million for the first quarter of 2004 compared to the first quarter of 2003 primarily due to `recovery of deferred fuel costs for the first quarter of 2004 compared to the first quarter of 2003 and the timing of payables. The increase in cash flow from operations was partially offset by money pool activity and a decrease in net income.

Entergy Arkansas' receivables from or (payables) to the money pool were as follows:

March 31, 2004	December 31, 2003	March 31, 2003	December 31, 2002
(In Thousands)

($42,926)	($69,153)	$3,178	$4,279

Money pool activity used $26.2 million of Entergy Arkansas' operating cash flows in the first quarter of 2004 and provided $1.1 million in the first quarter of 2003. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Financing Activities

The decrease of $70.3 million in net cash used by financing activities for the first quarter of 2004 compared to the first quarter of 2003 was primarily due to the redemption of $100 million of first mortgage bonds in the first quarter of 2003. The decrease was offset by a $25 million short-term borrowing made in the first quarter of 2003.

Uses and Sources of Capital

See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Arkansas' uses and sources of capital. Following is an update to the information provided in the Form 10-K.

In April 2004, Entergy Arkansas renewed its 364-day credit facility through April 30, 2005 and increased the amount available to $85 million. The previous amount available under the credit facility was $63 million, of which none was drawn at March 31, 2004.

Significant Factors and Known Trends

See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of utility restructuring, System Agreement proceedings, market and credit risks, state and local regulatory risks, nuclear matters, and environmental risks. The following is an update to the Form 10-K.

System Agreement Proceedings

See the Form 10-K for a discussion of the proceeding commenced at FERC by the LPSC regarding production cost equalization under the System Agreement, the ALJ Initial Decision in the proceeding, and the "Order of Investigation" issued by the APSC. Several parties, including Entergy, the LPSC, the APSC, the MPSC, the City Council, and the FERC Staff, filed briefs on exceptions in response to the ALJ's Initial Decision. Entergy's exceptions to the ALJ's Initial Decision include that: the practical effect of the Initial Decision is full production cost equalization, which was rejected in the Initial Decision and previously has been rejected by the FERC; implementation of resource planning for the Entergy System will be impeded; the remedy in the Initial Decision is inconsistent with the history, structure, and precedent regarding the System Agreement; the Initial Decision's remedy ignores the historical pattern of production cost disparities on the Entergy System and would result in substantial, sudden transfers of costs between groups of Entergy customers; the numerical standards proposed in the Initial Decision are arbitrary and are so complex they will be difficult to implement; the Initial Decision improperly rejected Entergy's resource planning remedy; the Initial Decision erroneously determined that the costs of the Vidalia project should be included in Entergy Louisiana's relative production costs for purposes of calculating relative production costs; and the Initial Decision erroneously adopted a new method of calculating reserve sharing costs rather than the current method.

As reported in the Form 10-K, if FERC grants the relief requested by the LPSC in the proceeding, the relief may result in a material increase in production costs allocated to companies whose costs currently are projected to be less than the Entergy System average, and a material decrease in production costs allocated to companies whose costs currently are projected to exceed that average. Management believes that any changes in the allocation of production costs resulting from a FERC decision should result in similar rate changes for retail customers. Therefore, management does not believe that this proceeding will have a material effect on the financial condition of Entergy Arkansas, although the outcome of the proceeding at FERC cannot be predicted at this time.

Entergy Arkansas also filed its initial testimony in response to the APSC's February Order of Investigation discussed in the Form 10-K. The testimony emphasizes that the ALJ Initial Decision is not a final order by the FERC; briefly discusses some of the aspects of the Initial Decision that are included in Entergy's exceptions filed with FERC; emphasizes that Entergy will seek to reverse the production cost-related portions of the Initial Decision; and states that Entergy Arkansas believes that it is premature, before FERC makes a decision, for Entergy Arkansas to determine whether its continued participation in the System Agreement is appropriate.

In addition, as discussed in the Form 10-K, the APSC had publicly announced its intention to initiate an inquiry into Entergy Louisiana's Vidalia purchased power contract. In April 2004, the APSC commenced the investigation, and has requested historical documents, records, and information from Entergy Arkansas. Also in April 2004, the APSC issued an order directing Entergy Arkansas to show cause why Entergy Arkansas should not have to indemnify and hold its customers harmless from any adverse financial effects related to Entergy Louisiana's pending acquisition of the Perryville power plant, or show that the Perryville unit will produce economic benefits for Entergy Arkansas' customers. Procedural schedules have not been established yet in these investigations. Also in April, the City Council issued a resolution directing Entergy New Orleans and Entergy Louisiana to notify the City Council and obtain prior approval for any action that would materially modify, amend, or terminate the System Agreement for one or more of the domestic utility companies. In addition, the LPSC staff has proposed that a pending LPSC proceeding investigating the System Agreement should now include certain additional issues that are pending before the FERC at this time.

Critical Accounting Estimates

See "Management's Financial Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Arkansas' accounting for nuclear decommissioning costs and pension and other retirement costs. Following is an update to the information provided in the Form 10-K.

Nuclear Decommissioning Costs

In accordance with a new decommissioning cost study for ANO 1 and 2, which resulted in a lower estimate of the cost required to decommission the plants, in the first quarter of 2004 Entergy Arkansas recorded a revision to its estimated decommissioning cost liability. The revised estimate resulted in a $107.7 million reduction in its decommissioning liability, along with a $19.5 million reduction in utility plant and a $88.2 million reduction in the related regulatory asset.

ENTERGY ARKANSAS, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)

OPERATING REVENUES
Domestic electric	$363,461	$362,749

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	59,787	35,881
Purchased power	102,328	106,051
Nuclear refueling outage expenses	6,337	5,943
Other operation and maintenance	84,441	85,510
Decommissioning	9,344	8,972
Taxes other than income taxes	8,396	8,834
Depreciation and amortization	49,668	51,168
Other regulatory credits - net	(5,406)	(6,740)
TOTAL	314,895	295,619

OPERATING INCOME	48,566	67,130

OTHER INCOME
Allowance for equity funds used during construction	2,193	1,428
Interest and dividend income	2,022	1,505
Miscellaneous - net	(1,050)	(1,342)
TOTAL	3,165	1,591

INTEREST AND OTHER CHARGES
Interest on long-term debt	19,748	22,428
Other interest - net	883	1,091
Allowance for borrowed funds used during construction	(1,301)	(926)
TOTAL	19,330	22,593

INCOME BEFORE INCOME TAXES	32,401	46,128

Income taxes	13,125	18,983

NET INCOME	19,276	27,145

Preferred dividend requirements and other	1,944	1,944

EARNINGS APPLICABLE TO
COMMON STOCK	$17,332	$25,201

See Notes to Respective Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)

OPERATING ACTIVITIES
Net income	$19,276	$27,145
Noncash items included in net income:
Other regulatory credits - net	(5,406)	(6,740)
Depreciation, amortization, and decommissioning	59,012	60,140
Deferred income taxes and investment tax credits	37,822	1,161
Allowance for equity funds used during construction	(2,193)	(1,428)
Changes in working capital:
Receivables	4,917	5,495
Fuel inventory	(12,628)	(3,642)
Accounts payable	(47,474)	(56,628)
Taxes accrued	-	42,040
Interest accrued	4,508	(1,241)
Deferred fuel costs	13,222	(3,652)
Other working capital accounts	(13,069)	(2,308)
Provision for estimated losses and reserves	(3,921)	(4,135)
Changes in other regulatory assets	7,445	(9,520)
Other	7,881	16,138
Net cash flow provided by operating activities	69,392	62,825

INVESTING ACTIVITIES
Construction expenditures	(50,251)	(47,471)
Allowance for equity funds used during construction	2,193	1,428
Decommissioning trust contributions and realized
change in trust assets	(1,864)	(1,187)
Net cash flow used in investing activities	(49,922)	(47,230)

FINANCING ACTIVITIES
Retirement of long-term debt	-	(100,000)
Changes in short-term borrowings	-	25,000
Dividends paid:
Common stock	(8,300)	(3,600)
Preferred stock	(1,944)	(1,944)
Net cash flow used in financing activities	(10,244)	(80,544)

Net increase (decrease) in cash and cash equivalents	9,226	(64,949)

Cash and cash equivalents at beginning of period	8,834	95,513

Cash and cash equivalents at end of period	$18,060	$30,564

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$13,357	$23,050
Income taxes	($5,400)	($17,800)

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
ASSETS
March 31, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents	$18,060	$8,834
Accounts receivable:
Customer	68,919	69,036
Allowance for doubtful accounts	(9,675)	(9,020)
Associated companies	50,266	50,390
Other	37,682	30,930
Accrued unbilled revenues	53,959	64,732
Total accounts receivable	201,151	206,068
Deferred fuel costs	-	10,557
Accumulated deferred income taxes	27,102	18,362
Fuel inventory - at average cost	19,350	6,722
Materials and supplies - at average cost	81,346	80,506
Deferred nuclear refueling outage costs	13,679	19,793
Prepayments and other	46,517	23,938
TOTAL	407,205	374,780

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	11,212	11,212
Decommissioning trust funds	377,716	360,485
Non-utility property - at cost (less accumulated depreciation)	1,456	1,456
Other	4,792	4,832
TOTAL	395,176	377,985

UTILITY PLANT
Electric	5,961,296	5,948,090
Property under capital lease	23,241	24,047
Construction work in progress	230,326	238,807
Nuclear fuel under capital lease	98,393	102,691
Nuclear fuel	6,498	7,466
TOTAL UTILITY PLANT	6,319,754	6,321,101
Less - accumulated depreciation and amortization	2,664,954	2,627,441
UTILITY PLANT - NET	3,654,800	3,693,660

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	126,748	128,311
Other regulatory assets	366,323	437,544
Other	47,412	45,798
TOTAL	540,483	611,653

TOTAL ASSETS	$4,997,664	$5,058,078

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$68,221	$106,958
Other	83,901	92,638
Customer deposits	39,111	37,693
Interest accrued	25,932	21,424
Deferred fuel costs	2,665	-
Obligations under capital leases	59,186	59,089
Other	19,742	16,924
TOTAL	298,758	334,726

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,048,935	996,455
Accumulated deferred investment tax credits	72,073	73,280
Obligations under capital leases	62,448	67,648
Other regulatory liabilities	68,289	52,923
Decommissioning	469,187	567,546
Accumulated provisions	36,228	40,149
Long-term debt	1,338,819	1,338,378
Other	199,122	192,200
TOTAL	3,295,101	3,328,579

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	116,350	116,350
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2004
and 2003	470	470
Paid-in capital	591,127	591,127
Retained earnings	695,858	686,826
TOTAL	1,403,805	1,394,773

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,997,664	$5,058,078

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

			Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$ 131	$ 131	$ -	-
Commercial	65	65	-	-
Industrial	68	68	-	-
Governmental	4	4	-	-
Total retail	268	268	-	-
Sales for resale
Associated companies	54	50	4	8
Non-associated companies	45	47	(2)	(4)
Other	(4)	(2)	(2)	100
Total	$ 363	$ 363	$ -	-

Billed Electric Energy
Sales (GWh):
Residential	1,889	1,938	(49)	(3)
Commercial	1,213	1,212	1	-
Industrial	1,647	1,611	36	2
Governmental	64	63	1	2
Total retail	4,813	4,824	(11)	-
Sales for resale
Associated companies	1,672	1,607	65	4
Non-associated companies	1,273	1,432	(159)	(11)
Total	7,758	7,863	(105)	(1)

ENTERGY GULF STATES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $29.9 million for the first quarter of 2004 primarily as a result of a one-time $21.3 million net-of-tax cumulative effect of accounting change in the first quarter of 2003 due to the implementation of SFAS 143. Increased net revenue and decreased operation and maintenance expenses also contributed to the increase in net income in 2004.

Net Revenue

Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory charges/(credits). Following is an analysis of the change in net revenue comparing the first quarter of 2004 to the first quarter of 2003.

(Dollars In Millions)

2003 net revenue	$257.7
Volume/weather	3.9
Net wholesale revenue	10.3
Price applied to unbilled sales	(6.5)
Other	(2.7)
2004 net revenue	$262.7

The volume/weather variance resulted from increased usage, partially offset by colder than normal weather in the first quarter of 2003.

The net wholesale revenue variance resulted from higher energy pricing on sales to municipal and co-op customers and increased volume associated with sales to affiliated systems.

The price applied to unbilled sales variance results primarily from a decrease in the fuel price applied to unbilled sales.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $63.2 million in fuel cost recovery revenues due to higher fuel rates, partially offset by a decrease in the price applied to unbilled sales of $6.5 million.

Fuel and purchased power expenses increased primarily due to an increase in the market prices of natural gas, oil, and coal, partially offset by decreased gas generation.

Other Income Statement Variances

Other operation and maintenance expenses decreased $3.2 million primarily due to staffing reductions in the nuclear organization, timing of transmission maintenance projects, and lower liability reserves.

Income Taxes

The effective income tax rates for the first quarters of 2004 and 2003 were 31.9% and 9.1%, respectively. The difference in the effective income tax rate for the first quarter of 2004 versus the federal statutory rate of 35.0% is primarily due to flow-through of depreciation book and tax differences and the amortization of investment tax credits. The difference in the effective income tax rate for the first quarter of 2003 versus the federal statutory rate of 35% is primarily due to the cumulative effect of accounting change and the effect of flow-through book and tax timing differences.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2004 and 2003 were as follows:

	2004	2003
	(In Thousands)

Cash and cash equivalents at beginning of period	$206,030	$318,404

Cash flow provided by (used in):
Operating activities	57,133	122,878
Investing activities	(59,351)	(105,402)
Financing activities	(10,300)	(303,860)
Net decrease in cash and cash equivalents	(12,518)	(286,384)

Cash and cash equivalents at end of period	$193,512	$32,020

Operating Activities

Cash flow from operations decreased $65.7 million in the first quarter of 2004 compared to the first quarter of 2003 primarily due to money pool activity which used $20.9 million of Entergy Gulf States' operating cash flows in the first quarter of 2004 compared to providing $123.9 million in the first quarter of 2003. The decrease was partially offset by the increased collection of deferred fuel in 2004. Entergy Gulf States' receivables from or (payables) to the money pool were as follows:

March 31, 2004	December 31, 2003	March 31, 2003	December 31, 2002
(In Thousands)

$90,270	$69,354	($105,791)	$18,131

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Investing Activities

Net cash used in investing activities decreased $46.1 million for the first quarter of 2004 compared to the same period of 2003 primarily due to the maturity of $23.6 million of other temporary investments that provided cash in 2004. The decrease was also due to a decrease in under-recovered fuel and purchased power expenses of $16.5 million in Texas that have been deferred and are being collected over a period greater than twelve months. See Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the accounting for fuel costs.

Financing Activities

Net cash used in financing activities decreased $293.6 million for the first quarter of 2004 compared to the same period of 2003 primarily due to the retirement of $293 million of long-term debt in 2003.

Uses and Sources of Capital

See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Gulf States' uses and sources of capital. Following is an update to the information provided in the Form 10-K.

In April 2004, Entergy Gulf States retired, at maturity, $292 million of 8.25% Series First Mortgage Bonds due April 1, 2004, using cash on hand and internally generated funds.

Significant Factors and Known Trends

See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of transition to retail competition, state and local regulatory risks, System Agreement proceedings, industrial, commercial, and wholesale customers, market and credit risks, nuclear matters, environmental risks, and litigation risks. Following are updates to the information provided in the Form 10-K.

Transition to Retail Competition

See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory and Entergy Gulf States' independent organization request. On March 15, 2004, the PUCT issued a preliminary order in Entergy Gulf States' independence proceeding in which the PUCT decided two key issues related to the proceeding and concluded that the December 2004 target date for the initiation of retail open access in Entergy Gulf States' Texas service territory is not feasible, but specifically declined to set a new target date at least until the market readiness proceeding was underway. The preliminary order addressed the following key issues: (1) whether the PUCT should delay further efforts to implement retail open access in Entergy Gulf States' Texas service territory until the establishment of a FERC-approved RTO, in view of the suspension of efforts to develop the SeTrans RTO; and (2) what criteria should be used to certify an independent organization for Entergy Gulf States' Texas service territory.

The PUCT found that it is not necessary to delay further efforts to establish retail competition in Entergy Gulf States' Texas service territory until after a FERC-approved RTO can serve as the independent organization for that region. The PUCT also determined that the ultimate question in the proceeding is whether Entergy Gulf States' proposed independent organization, Entergy Transmission Organization, is sufficiently independent of any producer or seller of electricity that its decisions will not be unduly influenced by any producer or seller. The PUCT identified the criteria that are to be considered in answering this ultimate question that includes (1) whether the independent organization's decisions are controlled or dominated by any market participant or market segment; and (2) whether the independent organization has day-to-day operational control over the facilities involved. In determining whether the Entergy Transmission Organization should be certified as independent, the PUCT further stated that the issues to be addressed were whether the proposed structure would ensure that the affiliate was independent, and if not, what additional safeguards should be imposed to assure independence. The PUCT also limited any finding of independence in this docket to be applicable to the pilot only and indicated that should it be necessary, the PUCT would review the issue of independence in the market readiness proceeding as well. The preliminary order also states that other issues to be addressed in this proceeding include (1) the costs of implementing Entergy Gulf States' proposal; (2) what changes or additions, if any, may be necessary to the approved protocols or other public documents; and (3) the date by which the pilot project under the protocols can begin. Hearings are scheduled for June 2004.

The preliminary order further directed the parties to the independence proceeding not to address the issue of when full retail competition should start in Entergy Gulf States' Texas service territory.

System Agreement Proceedings

See the Form 10-K for a discussion of the proceeding commenced at FERC by the LPSC regarding production cost equalization under the System Agreement, the ALJ Initial Decision in the proceeding, and the "Order of Investigation" issued by the APSC. Several parties, including Entergy, the LPSC, the APSC, the MPSC, the City Council, and the FERC Staff, filed briefs on exceptions in response to the ALJ's Initial Decision. Entergy's exceptions to the ALJ's Initial Decision include that: the practical effect of the Initial Decision is full production cost equalization, which was rejected in the Initial Decision and previously has been rejected by the FERC; implementation of resource planning for the Entergy System will be impeded; the remedy in the Initial Decision is inconsistent with the history, structure, and precedent regarding the System Agreement; the Initial Decision's remedy ignores the historical pattern of production cost disparities on the Entergy System and would result in substantial, sudden transfers of costs between groups of Entergy customers; the numerical standards proposed in the Initial Decision are arbitrary and are so complex they will be difficult to implement; the Initial Decision improperly rejected Entergy's resource planning remedy; the Initial Decision erroneously determined that the costs of the Vidalia project should be included in Entergy Louisiana's relative production costs for purposes of calculating relative production costs; and the Initial Decision erroneously adopted a new method of calculating reserve sharing costs rather than the current method.

As reported in the Form 10-K, if FERC grants the relief requested by the LPSC in the proceeding, the relief may result in a material increase in production costs allocated to companies whose costs currently are projected to be less than the Entergy System average, and a material decrease in production costs allocated to companies whose costs currently are projected to exceed that average. Management believes that any changes in the allocation of production costs resulting from a FERC decision should result in similar rate changes for retail customers. Therefore, management does not believe that this proceeding will have a material effect on the financial condition of Entergy Gulf States, although the outcome of the proceeding at FERC cannot be predicted at this time.

Entergy Arkansas also filed its initial testimony in response to the APSC's February Order of Investigation discussed in the Form 10-K. The testimony emphasizes that the ALJ Initial Decision is not a final order by the FERC; briefly discusses some of the aspects of the Initial Decision that are included in Entergy's exceptions filed with FERC; emphasizes that Entergy will seek to reverse the production cost-related portions of the Initial Decision; and states that Entergy Arkansas believes that it is premature, before FERC makes a decision, for Entergy Arkansas to determine whether its continued participation in the System Agreement is appropriate.

In addition, as discussed in the Form 10-K, the APSC had publicly announced its intention to initiate an inquiry into Entergy Louisiana's Vidalia purchased power contract. In April 2004, the APSC commenced the investigation, and has requested historical documents, records, and information from Entergy Arkansas. Also in April 2004, the APSC issued an order directing Entergy Arkansas to show cause why Entergy Arkansas should not have to indemnify and hold its customers harmless from any adverse financial effects related to Entergy Louisiana's pending acquisition of the Perryville power plant, or show that the Perryville unit will produce economic benefits for Entergy Arkansas' customers. Procedural schedules have not been established yet in these investigations. Also in April, the City Council issued a resolution directing Entergy New Orleans and Entergy Louisiana to notify the City Council and obtain prior approval for any action that would materially modify, amend, or terminate the System Agreement for one or more of the domestic utility companies. In addition, the LPSC staff has proposed that a pending LPSC proceeding investigating the System Agreement should now include certain additional issues that are pending before the FERC at this time.

Critical Accounting Estimates

See "Management's Financial Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Gulf States' accounting for nuclear decommissioning costs, the application of SFAS 71, and pension and other postretirement costs.

ENTERGY GULF STATES, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)

OPERATING REVENUES
Domestic electric	$612,371	$556,238
Natural gas	26,625	28,116
TOTAL	638,996	584,354

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	177,713	139,700
Purchased power	201,654	185,313
Nuclear refueling outage expenses	3,193	3,056
Other operation and maintenance	91,829	95,077
Decommissioning	3,730	3,567
Taxes other than income taxes	29,722	28,586
Depreciation and amortization	45,868	50,116
Other regulatory charges (credits) - net	(3,025)	1,678
TOTAL	550,684	507,093

OPERATING INCOME	88,312	77,261

OTHER INCOME
Allowance for equity funds used during construction	2,520	3,010
Interest and dividend income	3,849	4,340
Miscellaneous - net	1,884	(2,111)
TOTAL	8,253	5,239

INTEREST AND OTHER CHARGES
Interest on long-term debt	35,388	36,478
Other interest - net	1,814	1,612
Allowance for borrowed funds used during construction	(1,914)	(2,604)
TOTAL	35,288	35,486

INCOME BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	61,277	47,014

Income taxes	19,549	13,889

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	41,728	33,125

CUMULATIVE EFFECT OF ACCOUNTING
CHANGE (net of income taxes of $12,713)	-	(21,333)

NET INCOME	41,728	11,792

Preferred dividend requirements and other	1,150	1,210

EARNINGS APPLICABLE TO
COMMON STOCK	$40,578	$10,582

See Notes to Respective Financial Statements.

(Page left blank intentionally)

ENTERGY GULF STATES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)

OPERATING ACTIVITIES
Net income	$41,728	$11,792
Noncash items included in net income:
Reserve for regulatory adjustments	4,407	(14,340)
Other regulatory charges (credits) - net	(3,025)	1,678
Depreciation, amortization, and decommissioning	49,598	55,251
Deferred income taxes and investment tax credits	3,885	37,064
Allowance for equity funds used during construction	(2,520)	(3,010)
Cumulative effect of accounting change	-	21,333
Changes in working capital:
Receivables	(22,442)	(21,156)
Fuel inventory	(1,298)	1,747
Accounts payable	(69,718)	53,907
Taxes accrued	-	(24,996)
Interest accrued	7,262	11,363
Deferred fuel costs	32,206	(26,727)
Other working capital accounts	27,274	17,955
Provision for estimated losses and reserves	403	315
Changes in other regulatory assets	875	(7,722)
Other	(11,502)	8,424
Net cash flow provided by operating activities	57,133	122,878

INVESTING ACTIVITIES
Construction expenditures	(56,889)	(57,467)
Allowance for equity funds used during construction	2,520	3,010
Nuclear fuel purchases	(5,616)	(24,979)
Proceeds from sale/leaseback of nuclear fuel	5,616	19,211
Decommissioning trust contributions and realized
change in trust assets	(2,966)	(3,050)
Changes in other temporary investments - net	23,579	-
Other regulatory investments	(25,595)	(42,127)
Net cash flow used in investing activities	(59,351)	(105,402)

FINANCING ACTIVITIES
Retirement of long-term debt	-	(293,000)
Redemption of preferred stock	(2,250)	(2,250)
Dividends paid:
Common stock	(6,900)	(7,400)
Preferred stock	(1,150)	(1,210)
Net cash flow used in financing activities	(10,300)	(303,860)

Net decrease in cash and cash equivalents	(12,518)	(286,384)

Cash and cash equivalents at beginning of period	206,030	318,404

Cash and cash equivalents at end of period	$193,512	$32,020

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$33,346	$25,294

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
BALANCE SHEETS
ASSETS
March 31, 2004 and December 31, 2003
(Unaudited)

		2004	2003
		(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash		$20,723	$20,754
Temporary cash investments - at cost,
which approximates market		172,789	185,276
Total cash and cash equivalents		193,512	206,030
Other temporary investments		-	23,579
Accounts receivable:
Customer		106,681	115,729
Allowance for doubtful accounts		(4,099)	(4,856)
Associated companies		99,698	76,726
Other		34,955	27,243
Accrued unbilled revenues		114,491	114,442
Total accounts receivable		351,726	329,284
Deferred fuel costs		111,838	118,449
Accumulated deferred income taxes		8,071	6,116
Fuel inventory - at average cost		52,161	50,863
Materials and supplies - at average cost		101,066	99,357
Prepayments and other		28,195	51,236
TOTAL		846,569	884,914

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds		283,519	267,917
Non-utility property - at cost (less accumulated depreciation)		139,337	139,911
Other		21,894	21,852
TOTAL		444,750	429,680

UTILITY PLANT
Electric		8,246,998	8,208,394
Property under capital lease		8,319	11,009
Natural gas	GAS	69,093	69,180
Construction work in progress		293,793	325,888
Nuclear fuel under capital lease		56,817	63,684
TOTAL UTILITY PLANT		8,675,020	8,678,155
Less - accumulated depreciation and amortization		3,947,610	3,953,275
UTILITY PLANT - NET		4,727,410	4,724,880

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net		441,188	442,062
Other regulatory assets		320,762	320,363
Long-term receivables		18,347	19,375
Other		37,060	33,588
TOTAL		817,357	815,388

TOTAL ASSETS		$6,836,086	$6,854,862

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2004 and December 31, 2003
(Unaudited)

		2004	2003
		(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt		$354,000	$354,000
Accounts payable:
Associated companies		68,665	84,000
Other		101,783	156,166
Customer deposits		49,834	47,044
Nuclear refueling outage costs		11,413	8,238
Interest accrued		44,232	36,970
Obligations under capital leases		34,907	34,075
Other		14,732	14,755
TOTAL		679,566	735,248

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued		1,422,410	1,422,776
Accumulated deferred investment tax credits		142,896	144,323
Obligations under capital leases		30,229	40,618
Other regulatory liabilities		20,728	13,885
Decommissioning and retirement cost liabilities		304,153	298,785
Transition to competition		79,098	79,098
Regulatory reserves		61,750	57,343
Accumulated provisions		76,271	75,868
Long-term debt		1,989,374	1,989,613
Preferred stock with sinking fund		18,602	20,852
Other		235,406	233,985
		4,380,917	4,377,146

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund		47,327	47,327
Common stock, no par value, authorized 200,000,000
shares; issued and outstanding 100 shares in 2004 and 2003		114,055	114,055
Paid-in capital		1,157,484	1,157,484
Retained earnings		453,368	419,690
Accumulated other comprehensive income		3,369	3,912
TOTAL		1,775,603	1,742,468

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$6,836,086	$6,854,862

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
STATEMENTS OF RETAINED EARNINGS AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004		2003
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$419,690		$449,929

Add: Net Income	41,728	$41,728	11,792	$11,792

Deduct:
Dividends declared on common stock	6,900		7,400
Preferred dividend requirements and other	1,150	1,150	1,210	1,210
	8,050		8,610

Retained Earnings - End of period	$453,368		$453,111

ACCUMULATED OTHER COMPREHENSIVE
INCOME (Net of Taxes):
Balance at beginning of period:
Accumulated derivative instrument fair value changes	$3,912		$3,286

Net derivative instrument fair value changes
arising during the period	(543)	(543)	(1,191)	(1,191)

Balance at end of period:
Accumulated derivative instrument fair value changes	$3,369		$2,095
Comprehensive Income		$40,035		$9,391

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

			Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$184	$161	$23	14
Commercial	142	121	21	17
Industrial	212	173	39	23
Governmental	9	9	-	-
Total retail	547	464	83	18
Sales for resale
Associated companies	13	11	2	18
Non-associated companies	45	42	3	7
Other	7	39	(32)	(82)
Total	$612	$556	$56	10

Billed Electric Energy
Sales (GWh):
Residential	2,188	2,223	(35)	(2)
Commercial	1,862	1,841	21	1
Industrial	3,923	3,658	265	7
Governmental	111	122	(11)	(9)
Total retail	8,084	7,844	240	3
Sales for resale
Associated companies	311	170	141	83
Non-associated companies	1,022	974	48	5
Total	9,417	8,988	429	5

ENTERGY LOUISIANA, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income decreased $22.6 million for the first quarter of 2004 compared to the first quarter of 2003 primarily due to decreased net revenue partially offset by decreased interest charges.

Net Revenue

Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the first quarter of 2004 to the first quarter of 2003.

(Dollars In Millions)

2003 net revenue	$236.8
Volume/weather	20.0
Deferred fuel cost revisions	(29.4)
Price applied to unbilled sales	(35.5)
Other	5.3
2004 net revenue	$197.2

The volume/weather variance resulted from increased usage among residential and commercial customers primarily during the unbilled sales period.

The deferred fuel cost revisions variance resulted from a revised unbilled sales pricing estimate made in the first quarter of 2003 to more closely align the fuel component of that pricing with expected recoverable fuel costs.

The price applied to unbilled sales variance is due to a decrease in the price included in unbilled sales in the first quarter of 2004 caused primarily by the effect of nuclear plant outages in 2003 on average fuel costs in 2003.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to an increase of $56.1 million in fuel cost recovery revenues due to higher fuel rates, partially offset by the following:

  a decrease in the price applied to unbilled sales of $35.5 million, as discussed above; and

  a decrease in gross wholesale revenue of $12.7 million due to decreased sales to affiliated systems.

Fuel and purchased power expenses increased primarily due to an increase in the market prices of natural gas, oil, and purchased power, partially offset by decreased generation.

Other regulatory charges decreased primarily due to:

  the amortization of $5.1 million of deferred capacity charges for the summer of 2001, which began in August 2002 and ended in July 2003; and

  a decrease of $2.4 million due to deferred capacity charges recorded in the first quarter of 2004 as allowed by the LPSC related to generation resource planning.

Other Income Statement Variances

Interest charges decreased for the first quarter of 2004 compared to the first quarter of 2003 primarily due to the redemption of $150 million of First Mortgage Bonds in June 2003 and the repurchase of $110.95 million of governmental bonds in October 2003.

Income Taxes

The effective income tax rates for the first quarters of 2004 and 2003 were 37.2% and 38.2%, respectively. The difference in the effective income tax rate for the first quarter of 2004 versus the federal statutory rate of 35.0% is primarily due to depreciation book and tax differences and state income taxes, partially offset by the amortization of investment tax credits. The difference in the effective income tax rate for the first quarter of 2003 versus the federal statutory rate of 35.0% is primarily due to state income taxes and depreciation book and tax differences.

Liquidity and Capital Resources

Cash Flow

Cash flows for the first quarters of 2004 and 2003 were as follows:

	2004	2003
	(In Thousands)

Cash and cash equivalents at beginning of period	$8,787	$311,800

Cash flow provided by (used in):
Operating activities	8,562	(126,060)
Investing activities	(44,571)	(41,878)
Financing activities	82,763	(47,784)
Net increase (decrease) in cash and cash equivalents	46,754	(215,722)

Cash and cash equivalents at end of period	$55,541	$96,078

Operating Activities

Cash flow from operations provided $8.6 million of cash in the first quarter of 2004 compared to using $126.1 million of cash in the first quarter of 2003 primarily due to money pool activity which used $66.9 million of Entergy Louisiana's operating cash flows in the first quarter of 2004 compared to $182.8 million used in the first quarter of 2003. Entergy Louisiana's receivables from or (payables) to the money pool were as follows:

March 31, 2004	December 31, 2003	March 31, 2003	December 31, 2002
(In Thousands)

$25,626	($41,317)	$201,679	$18,854

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Financing Activities

Entergy Louisiana provided $82.8 million of cash in financing activities in the first quarter of 2004 compared to using $47.8 million of cash in the first quarter of 2003 primarily due to:

  the issuance of $100 million of 5.5% Series First Mortgage Bonds in March 2004;

  a principal payment of $14.8 million in 2004 for the Waterford Lease Obligation compared to a principal payment of $33.2 million in 2003; and

  a decrease of $12.9 million in common stock dividends paid.

  Uses and Sources of Capital

  See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Louisiana's uses and sources of capital. Following is an update to the information provided in the Form 10-K.

  As discussed in the Form 10-K, Entergy Louisiana has a 364-day credit facility in the amount of $15 million that expires on May 31, 2004. It is expected that this facility will be renewed prior to expiration.

  Significant Factors and Known Trends

  See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of utility restructuring, state rate regulation, System Agreement proceedings, industrial and commercial customers, market and credit risks, nuclear matters, environmental risks, and litigation risks. Following are updates to the Form 10-K.

  Rate Proceedings

  See "Management's Financial Discussion and Analysis - Rate Proceedings" in the Form 10-K for Entergy Louisiana's rate filing with the LPSC requesting a base rate increase. Hearings are currently set for September 2004.

  System Agreement Proceedings

  See the Form 10-K for a discussion of the proceeding commenced at FERC by the LPSC regarding production cost equalization under the System Agreement, the ALJ Initial Decision in the proceeding, and the "Order of Investigation" issued by the APSC. Several parties, including Entergy, the LPSC, the APSC, the MPSC, the City Council, and the FERC Staff, filed briefs on exceptions in response to the ALJ's Initial Decision. Entergy's exceptions to the ALJ's Initial Decision include that: the practical effect of the Initial Decision is full production cost equalization, which was rejected in the Initial Decision and previously has been rejected by the FERC; implementation of resource planning for the Entergy System will be impeded; the remedy in the Initial Decision is inconsistent with the history, structure, and precedent regarding the System Agreement; the Initial Decision's remedy ignores the historical pattern of production cost disparities on the Entergy System and would result in substantial, sudden transfers of costs between groups of Entergy customers; the numerical standards proposed in the Initial Decision are arbitrary and are so complex they will be difficult to implement; the Initial Decision improperly rejected Entergy's resource planning remedy; the Initial Decision erroneously determined that the costs of the Vidalia project should be included in Entergy Louisiana's relative production costs for purposes of calculating relative production costs; and the Initial Decision erroneously adopted a new method of calculating reserve sharing costs rather than the current method.

  As reported in the Form 10-K, if FERC grants the relief requested by the LPSC in the proceeding, the relief may result in a material increase in production costs allocated to companies whose costs currently are projected to be less than the Entergy System average, and a material decrease in production costs allocated to companies whose costs currently are projected to exceed that average. Management believes that any changes in the allocation of production costs resulting from a FERC decision should result in similar rate changes for retail customers. Therefore, management does not believe that this proceeding will have a material effect on the financial condition of Entergy Louisiana, although the outcome of the proceeding at FERC cannot be predicted at this time.

  Entergy Arkansas also filed its initial testimony in response to the APSC's February Order of Investigation discussed in the Form 10-K. The testimony emphasizes that the ALJ Initial Decision is not a final order by the FERC; briefly discusses some of the aspects of the Initial Decision that are included in Entergy's exceptions filed with FERC; emphasizes that Entergy will seek to reverse the production cost-related portions of the Initial Decision; and states that Entergy Arkansas believes that it is premature, before FERC makes a decision, for Entergy Arkansas to determine whether its continued participation in the System Agreement is appropriate.

  In addition, as discussed in the Form 10-K, the APSC had publicly announced its intention to initiate an inquiry into Entergy Louisiana's Vidalia purchased power contract. In April 2004, the APSC commenced the investigation, and has requested historical documents, records, and information from Entergy Arkansas. Also in April 2004, the APSC issued an order directing Entergy Arkansas to show cause why Entergy Arkansas should not have to indemnify and hold its customers harmless from any adverse financial effects related to Entergy Louisiana's pending acquisition of the Perryville power plant, or show that the Perryville unit will produce economic benefits for Entergy Arkansas' customers. Procedural schedules have not been established yet in these investigations. Also in April, the City Council issued a resolution directing Entergy New Orleans and Entergy Louisiana to notify the City Council and obtain prior approval for any action that would materially modify, amend, or terminate the System Agreement for one or more of the domestic utility companies. In addition, the LPSC staff has proposed that the pending LPSC proceeding investigating the System Agreement should now include certain additional issues that are pending before the FERC at this time.

  Critical Accounting Estimates

  See "Management's Financial Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana's accounting for nuclear decommissioning costs and pension and other retirement costs.

ENTERGY LOUISIANA, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)

OPERATING REVENUES
Domestic electric	$488,046	$462,361

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	137,779	70,308
Purchased power	157,730	151,687
Nuclear refueling outage expenses	3,177	2,745
Other operation and maintenance	77,698	74,968
Decommissioning	5,356	5,142
Taxes other than income taxes	16,074	16,724
Depreciation and amortization	46,586	47,832
Other regulatory charges (credits) - net	(4,672)	3,593
TOTAL	439,728	372,999

OPERATING INCOME	48,318	89,362

OTHER INCOME
Allowance for equity funds used during construction	1,350	1,535
Interest and dividend income	1,727	3,142
Miscellaneous - net	(1,138)	(1,132)
TOTAL	1,939	3,545

INTEREST AND OTHER CHARGES
Interest on long-term debt	16,458	22,282
Other interest - net	985	829
Allowance for borrowed funds used during construction	(976)	(1,112)
TOTAL	16,467	21,999

INCOME BEFORE INCOME TAXES	33,790	70,908

Income taxes	12,579	27,101

NET INCOME	21,211	43,807

Preferred dividend requirements and other	1,678	1,678

EARNINGS APPLICABLE TO
COMMON STOCK	$19,533	$42,129

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)

OPERATING ACTIVITIES
Net income	$21,211	$43,807
Noncash items included in net income:
Other regulatory charges (credits) - net	(4,672)	3,593
Depreciation, amortization, and decommissioning	51,942	52,974
Deferred income taxes and investment tax credits	19,728	22,474
Allowance for equity funds used during construction	(1,350)	(1,535)
Changes in working capital:
Receivables	(4,509)	(162,170)
Accounts payable	(94,210)	(27,969)
Taxes accrued	6,646	20,214
Interest accrued	(5,205)	(4,153)
Deferred fuel costs	13,773	(77,511)
Other working capital accounts	21,040	(8,370)
Provision for estimated losses and reserves	1,778	2,369
Changes in other regulatory assets	519	22,819
Other	(18,129)	(12,602)
Net cash flow provided by (used in) operating activities	8,562	(126,060)

INVESTING ACTIVITIES
Construction expenditures	(44,758)	(39,122)
Allowance for equity funds used during construction	1,350	1,535
Decommissioning trust contributions and realized
change in trust assets	(1,163)	(4,291)
Net cash flow used in investing activities	(44,571)	(41,878)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	99,250	-
Retirement of long-term debt	(14,809)	(33,206)
Dividends paid:
Common stock	-	(12,900)
Preferred stock	(1,678)	(1,678)
Net cash flow provided by (used in) financing activities	82,763	(47,784)

Net increase (decrease) in cash and cash equivalents	46,754	(215,722)

Cash and cash equivalents at beginning of period	8,787	311,800

Cash and cash equivalents at end of period	$55,541	$96,078

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$20,345	$26,489

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, INC.
BALANCE SHEETS
ASSETS
March 31, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$6,586	$8,787
Temporary cash investments - at cost,
which approximates market	48,955	-
Total cash and cash equivalents	55,541	8,787
Accounts receivable:
Customer	87,847	93,393
Allowance for doubtful accounts	(3,073)	(4,487)
Associated companies	35,315	9,074
Other	9,152	12,334
Accrued unbilled revenues	123,746	138,164
Total accounts receivable	252,987	248,478
Deferred fuel costs	16,836	30,609
Accumulated deferred income taxes	5,334	-
Materials and supplies - at average cost	75,713	74,349
Deferred nuclear refueling outage costs	15,990	19,226
Prepayments and other	74,541	67,623
TOTAL	496,942	449,072

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	14,230	14,230
Decommissioning trust funds	160,241	151,996
Non-utility property - at cost (less accumulated depreciation)	21,274	21,307
Other	2,116	2,177
TOTAL	197,861	189,710

UTILITY PLANT
Electric	5,857,800	5,836,914
Property under capital lease	250,102	250,102
Construction work in progress	163,665	172,405
Nuclear fuel under capital lease	56,829	65,066
TOTAL UTILITY PLANT	6,328,396	6,324,487
Less - accumulated depreciation and amortization	2,700,910	2,686,778
UTILITY PLANT - NET	3,627,486	3,637,709

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	156,525	156,111
Other regulatory assets	219,306	217,689
Long-term receivables	1,500	1,511
Other	23,327	22,737
TOTAL	400,658	398,048

TOTAL ASSETS	$4,722,947	$4,674,539

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$-	$14,809
Accounts payable:
Associated companies	35,338	101,191
Other	93,518	121,875
Customer deposits	63,193	61,215
Accumulated deferred income taxes	-	566
Interest accrued	15,024	20,229
Obligations under capital leases	35,506	35,506
Other	4,595	5,110
TOTAL	247,174	360,501

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,753,009	1,728,156
Accumulated deferred investment tax credits	99,976	101,258
Obligations under capital leases	21,323	29,560
Other regulatory liabilities	30,306	12,204
Decommissioning and retirement cost liabilities	356,424	352,120
Accumulated provisions	88,312	86,534
Long-term debt	987,689	887,687
Other	50,663	47,981
TOTAL	3,387,702	3,245,500

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	100,500	100,500
Common stock, no par value, authorized 250,000,000
shares; issued 165,173,180 shares in 2004 and 2003	1,088,900	1,088,900
Capital stock expense and other	(1,718)	(1,718)
Retained earnings	20,389	856
Less - treasury stock, at cost (18,202,573 shares in 2004 and 2003)	120,000	120,000
TOTAL	1,088,071	1,068,538

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,722,947	$4,674,539

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, INC.
SELECTED OPERATING RESULTS
For the Three Ended March 31, 2004 and 2003
(Unaudited)

			Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$170	$151	$19	13
Commercial	114	99	15	15
Industrial	186	164	22	13
Governmental	9	10	(1)	(10)
Total retail	479	424	55	13
Sales for resale
Associated companies	10	24	(14)	(58)
Non-associated companies	4	3	1	33
Other	(5)	11	(16)	(145)
Total	$488	$462	$26	6

Billed Electric Energy
Sales (GWh):
Residential	2,007	2,015	(8)	-
Commercial	1,283	1,257	26	2
Industrial	3,132	3,290	(158)	(5)
Governmental	109	130	(21)	(16)
Total retail	6,531	6,692	(161)	(2)
Sales for resale
Associated companies	106	296	(190)	(64)
Non-associated companies	60	43	17	40
Total	6,697	7,031	(334)	(5)

  ENTERGY MISSISSIPPI, INC.

  MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

  Results of Operations

  Net Income

  Net income decreased $3.7 million for the first quarter of 2004 compared to the first quarter of 2003 primarily due to decreased net revenue, which is explained below.

  Net Revenue

  Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the first quarter of 2004 to the first quarter of 2003.
(Dollars In Millions)
2003 net revenue	$92.0
Volume/weather	(0.4)
Price applied to unbilled sales	(3.2)
Net wholesale revenue	(1.1)
Other	0.2
2004 net revenue	$87.5

  The volume/weather variance resulted primarily from colder than normal weather in first quarter of 2003.

  The price applied to unbilled sales variance results from a change in base rates applied to unbilled sales in the prior period.

  The net wholesale revenue variance results from increased retail demand resulting in less energy available for resale sales and a decrease in the average price of energy for resale sales.

  Income Taxes

  The effective income tax rates for the first quarters of 2004 and 2003 were 32.8% and 33.8%, respectively. The difference in the effective tax rates for the first quarters of 2004 and 2003 versus the federal statutory rate of 35.5% is primarily due to the flow-through of depreciation book and tax differences and amortization of investment tax credits, partially offset by state income tax.

  Liquidity and Capital Resources

  Cash Flow

  Cash flows for the first quarters of 2004 and 2003 were as follows:

	2004	2003
	(In Thousands)

Cash and cash equivalents at beginning of period	$63,838	$147,721

Cash flow provided by (used in):
Operating activities	15,182	(44,616)
Investing activities	(30,119)	(24,200)
Financing activities	(3,742)	(60,645)
Net decrease in cash and cash equivalents	(18,679)	(129,461)

Cash and cash equivalents at end of period	$45,159	$18,260

  Operating Activities

  Cash flow from operations increased $59.8 million for the first quarter of 2004 compared to the first quarter of 2003 primarily due to increased recovery of deferred fuel and purchased power costs, money pool activity, and a decrease in interest payments.

  Entergy Mississippi's receivables from the money pool were as follows:

March 31, 2004	December 31, 2003	March 31, 2003	December 31, 2002
(In Thousands)

$17,289	$22,076	$20,038	$8,702

  Money pool activity provided $4.8 million of Entergy Mississippi's operating cash flow for the first quarter of 2004 and used $11.3 million of operating cash flow for the first quarter of 2003. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

  Investing Activities

  The increase of $5.9 million in net cash used in investing activities for the first quarter of 2004 compared to the first quarter of 2003 was primarily due to increased capital expenditures as a result of independent power producer transmission upgrades performed in 2004, partially offset by the maturity of other temporary investments in 2004.

  Financing Activities

  The decrease of $56.9 million in net cash used in financing activities for 2004 compared to 2003 was primarily due to decreased net retirements of $81.5 million of long-term debt during the first three months of 2004 compared to the same period of 2003, partially offset by a $25 million short-term borrowing made in the first quarter of 2003.

  Uses and Sources of Capital

  See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Mississippi's uses and sources of capital. Following are updates to the information provided in the Form 10-K.

  In April 2004, Entergy Mississippi issued $100 million of 6.25% Series First Mortgage Bonds due April 1, 2034. The proceeds from this issuance are being used to repay, at maturity, a portion of the $75 million 6.2% Series First Mortgage Bonds due May 2004, and to redeem, prior to maturity, the $60 million 7.7% Series First Mortgage Bonds due July 2023.

  In April 2004, Entergy Mississippi issued $80 million o f 4.65% Series First Mortgage Bonds due April 22, 2011. The proceeds from this issuance will be used to redeem, prior to maturity, the $80 million 6.45% Series First Mortgage Bonds due April 2008.

  Significant Factors and Known Trends

  See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of utility restructuring, state and local rate regulation, System Agreement proceedings, market and credit risks, state and local regulatory risks, and litigation risks. The following are updates to the Form 10-K.

  State and Local Rate Regulation

  As discussed in Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K, Entergy Mississippi made its anticipated formula rate plan filing with the MPSC in March 2004 based on a 2003 test year. In April 2004, the MPSC approved a joint stipulation entered into between the Mississippi Public Utilities Staff and Entergy Mississippi that provides for no change in rates based on an adjusted return on common equity midpoint of 10.77%, establishing an allowed regulatory earnings range of 9.3% to 12.2%.

  System Agreement Proceedings

  See the Form 10-K for a discussion of the proceeding commenced at FERC by the LPSC regarding production cost equalization under the System Agreement, the ALJ Initial Decision in the proceeding, and the "Order of Investigation" issued by the APSC. Several parties, including Entergy, the LPSC, the APSC, the MPSC, the City Council, and the FERC Staff, filed briefs on exceptions in response to the ALJ's Initial Decision. Entergy's exceptions to the ALJ's Initial Decision include that: the practical effect of the Initial Decision is full production cost equalization, which was rejected in the Initial Decision and previously has been rejected by the FERC; implementation of resource planning for the Entergy System will be impeded; the remedy in the Initial Decision is inconsistent with the history, structure, and precedent regarding the System Agreement; the Initial Decision's remedy ignores the historical pattern of production cost disparities on the Entergy System and would result in substantial, sudden transfers of costs between groups of Entergy customers; the numerical standards proposed in the Initial Decision are arbitrary and are so complex they will be difficult to implement; the Initial Decision improperly rejected Entergy's resource planning remedy; the Initial Decision erroneously determined that the costs of the Vidalia project should be included in Entergy Louisiana's relative production costs for purposes of calculating relative production costs; and the Initial Decision erroneously adopted a new method of calculating reserve sharing costs rather than the current method.

  As reported in the Form 10-K, if FERC grants the relief requested by the LPSC in the proceeding, the relief may result in a material increase in production costs allocated to companies whose costs currently are projected to be less than the Entergy System average, and a material decrease in production costs allocated to companies whose costs currently are projected to exceed that average. Management believes that any changes in the allocation of production costs resulting from a FERC decision should result in similar rate changes for retail customers. Therefore, management does not believe that this proceeding will have a material effect on the financial condition of Entergy Mississippi, although the outcome of the proceeding at FERC cannot be predicted at this time.

  Entergy Arkansas also filed its initial testimony in response to the APSC's February Order of Investigation discussed in the Form 10-K. The testimony emphasizes that the ALJ Initial Decision is not a final order by the FERC; briefly discusses some of the aspects of the Initial Decision that are included in Entergy's exceptions filed with FERC; emphasizes that Entergy will seek to reverse the production cost-related portions of the Initial Decision; and states that Entergy Arkansas believes that it is premature, before FERC makes a decision, for Entergy Arkansas to determine whether its continued participation in the System Agreement is appropriate.

  In addition, as discussed in the Form 10-K, the APSC had publicly announced its intention to initiate an inquiry into Entergy Louisiana's Vidalia purchased power contract. In April 2004, the APSC commenced the investigation, and has requested historical documents, records, and information from Entergy Arkansas. Also in April 2004, the APSC issued an order directing Entergy Arkansas to show cause why Entergy Arkansas should not have to indemnify and hold its customers harmless from any adverse financial effects related to Entergy Louisiana's pending acquisition of the Perryville power plant, or show that the Perryville unit will produce economic benefits for Entergy Arkansas' customers. Procedural schedules have not been established yet in these investigations. Also in April, the City Council issued a resolution directing Entergy New Orleans and Entergy Louisiana to notify the City Council and obtain prior approval for any action that would materially modify, amend, or terminate the System Agreement for one or more of the domestic utility companies. In addition, the LPSC staff has proposed that a pending LPSC proceeding investigating the System Agreement should now include certain additional issues that are pending before the FERC at this time.

  Critical Accounting Estimates

  See "Management's Financial Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi's accounting for pension and other retirement costs.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)

OPERATING REVENUES
Domestic electric	$236,829	$227,369

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	59,175	31,953
Purchased power	92,702	102,948
Other operation and maintenance	37,048	35,712
Taxes other than income taxes	12,798	11,147
Depreciation and amortization	14,909	15,027
Other regulatory charges (credits) - net	(2,527)	486
TOTAL	214,105	197,273

OPERATING INCOME	22,724	30,096

OTHER INCOME
Allowance for equity funds used during construction	767	797
Interest and dividend income	716	360
Miscellaneous - net	(640)	(937)
TOTAL	843	220

INTEREST AND OTHER CHARGES
Interest on long-term debt	10,929	11,634
Other interest - net	400	803
Allowance for borrowed funds used during construction	(607)	(729)
TOTAL	10,722	11,708

INCOME BEFORE INCOME TAXES	12,845	18,608

Income taxes	4,208	6,292

NET INCOME	8,637	12,316

Preferred dividend requirements and other	842	842

EARNINGS APPLICABLE TO
COMMON STOCK	$7,795	$11,474

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)

OPERATING ACTIVITIES
Net income	$8,637	$12,316
Noncash items included in net income:
Other regulatory charges (credits) - net	(2,527)	486
Depreciation and amortization	14,909	15,027
Deferred income taxes and investment tax credits	56,647	10,736
Allowance for equity funds used during construction	(767)	(797)
Changes in working capital:
Receivables	12,328	(3,396)
Fuel inventory	726	126
Accounts payable	(10,296)	(29,955)
Taxes accrued	(12,679)	(20,908)
Interest accrued	2,837	(8,519)
Deferred fuel costs	8,244	(17,543)
Other working capital accounts	(4,103)	(454)
Provision for estimated losses and reserves	20	(1,034)
Changes in other regulatory assets	1,200	(1,918)
Other	(59,994)	1,217
Net cash flow provided by (used in) operating activities	15,182	(44,616)

INVESTING ACTIVITIES
Construction expenditures	(38,392)	(24,997)
Allowance for equity funds used during construction	767	797
Changes in other temporary investments - net	7,506	-
Net cash flow used in investing activities	(30,119)	(24,200)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	198,497
Retirement of long-term debt	-	(280,000)
Changes in short-term borrowings	-	25,000
Dividends paid:
Common stock	(2,900)	(3,300)
Preferred stock	(842)	(842)
Net cash flow used in financing activities	(3,742)	(60,645)

Net decrease in cash and cash equivalents	(18,679)	(129,461)

Cash and cash equivalents at beginning of period	63,838	147,721

Cash and cash equivalents at end of period	45,159	18,260

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$7,996	$20,409

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
March 31, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$12,132	$6,381
Temporary cash investment - at cost
which approximates market	33,027	57,457
Total cash and cash equivalents	45,159	63,838
Other temporary investments	-	7,506
Accounts receivable:
Customer	60,004	59,729
Allowance for doubtful accounts	(1,234)	(1,375)
Associated companies	21,509	25,935
Other	3,562	6,400
Accrued unbilled revenues	25,729	31,209
Total accounts receivable	109,570	121,898
Deferred fuel costs	80,834	89,078
Fuel inventory - at average cost	4,351	5,077
Materials and supplies - at average cost	18,354	17,682
Prepayments and other	14,915	9,583
TOTAL	273,183	314,662

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	5,531	5,531
Non-utility property - at cost (less accumulated depreciation)	6,466	6,466
TOTAL	11,997	11,997

UTILITY PLANT
Electric	2,255,563	2,243,852
Property under capital lease	126	136
Construction work in progress	120,256	108,829
TOTAL UTILITY PLANT	2,375,945	2,352,817
Less - accumulated depreciation and amortization	839,661	837,492
UTILITY PLANT - NET	1,536,284	1,515,325

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	23,138	28,964
Other regulatory assets	63,799	58,287
Other	22,664	20,064
TOTAL	109,601	107,315

TOTAL ASSETS	$1,931,065	$1,949,299

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$75,000	$75,000
Accounts payable:
Associated companies	65,627	62,705
Other	14,994	28,212
Customer deposits	34,871	33,861
Taxes accrued	26,362	39,041
Accumulated deferred income taxes	3,835	7,120
Interest accrued	16,609	13,772
Obligations under capital leases	35	41
Other	3,459	2,567
TOTAL	240,792	262,319

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	376,795	385,395
Accumulated deferred investment tax credits	14,741	15,092
Obligations under capital leases	91	95
Accumulated provisions	6,896	6,876
Long-term debt	654,996	654,956
Other	67,375	60,082
TOTAL	1,120,894	1,122,496

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	50,381	50,381
Common stock, no par value, authorized 15,000,000
shares; issued and outstanding 8,666,357 shares in 2004 and 2003	199,326	199,326
Capital stock expense and other	(59)	(59)
Retained earnings	319,731	314,836
TOTAL	569,379	564,484

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,931,065	$1,949,299

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

			Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$ 95	$ 89	6	7
Commercial	80	75	5	7
Industrial	42	40	2	5
Governmental	8	8	-	-
Total retail	225	212	13	6
Sales for resale
Associated companies	4	5	(1)	(20)
Non-associated companies	5	5	-	-
Other	3	5	(2)	(40)
Total	$ 237	$ 227	$ 10	4

Billed Electric Energy
Sales (GWh):
Residential	1,225	1,253	(28)	(2)
Commercial	1,004	1,012	(8)	(1)
Industrial	676	672	4	1
Governmental	91	93	(2)	22
Total retail	2,996	3,030	(34)	-
Sales for resale
Associated companies	13	18	(5)	(28)
Non-associated companies	66	70	(4)	6
Total	3,075	3,118	(43)	(1)

  ENTERGY NEW ORLEANS, INC.

  MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

  Results of Operations

  Net Income (Loss)

  Entergy New Orleans had net income of $7.1 million for the first quarter 2004 compared to a net loss for the first quarter 2003. The increase in net income is due to an increase in net revenue and a decrease in other operation and maintenance expenses.

  Net Revenue

  Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory charges. Following is an analysis of the change in net revenue comparing the first quarter of 2004 to the first quarter of 2003.
(Dollars In Millions)

2003 net revenue	$39.4
Volume/weather	7.2
Base rates	8.5
Rate refund provisions	(4.1)
Other	2.6
2004 net revenue	$53.6

  The volume/weather variance is due to increased electric usage in the service territory. Billed usage increased a total of 47 GWh in the service territory after adjusting for the effects of weather.  Weather slightly reduced sales due to colder than normal weather in the first quarter of 2003.

  The increase in base rates was effective June 2003. The rate increase is discussed in Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K.

  Rate refund provisions decreased net revenue due to higher accruals in the first quarter 2004 primarily as a result of a resolution adopted by the City Council in February 2004. The resolution is discussed in Note 2 to the domestic utility companies and System Energy financial statements.

  Gross operating revenues and fuel and purchased power expenses

  Gross operating revenues increased primarily due to an increase of $25.4 million in gross wholesale revenue as a result of increased sales to affiliates.

  Fuel and purchased power expenses increased primarily due to an increase in electricity generated.

  Other Income Statement Variances

  Other operation and maintenance expenses decreased $2.1 million primarily due to a maintenance outage at a fossil plant in 2003.

  Income Taxes

  The effective income tax rates for the first quarters of 2004 and 2003 were 38.2% and 34.9%, respectively. The difference for the first quarter of 2004 in the effective income tax rate versus the federal statutory rate of 35.0% is primarily due to state income taxes and the flow-through of depreciation book and tax differences.

  Liquidity and Capital Resources

  Cash Flow

  Cash flows for the first quarters of 2004 and 2003 were as follows:

	2004	2003
	(In Thousands)

Cash and cash equivalents at beginning of period	$4,669	$66,247

Cash flow provided by (used in):
Operating activities	12,973	(46,776)
Investing activities	(9,191)	(12,410)
Financing activities	(841)	(241)
Net increase (decrease) in cash and cash equivalents	2,941	(59,427)

Cash and cash equivalents at end of period	$7,610	$6,820

  Operating Activities

  The increase of $59.7 million in net cash provided by operating activities was primarily due to the timing of receivable collections, the effect of higher fuel costs in 2003, and money pool activity.

  Entergy New Orleans' receivables from or (payables) to the money pool were as follows:

March 31, 2004	December 31, 2003	March 31, 2003	December 31, 2002
(In Thousands)

($8,023)	$1,783	$11,581	$3,500

  Money pool activity provided $9.8 million of Entergy New Orleans' operating cash flows for the first quarter 2004 and used $8.1 million of operating cash flows for the first quarter 2003. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

  Investing Activities

  The decrease in net cash used in investing activities for the first quarter was primarily due to decreased capital expenditures of $2.6 million related to a turbine inspection project at a fossil plant in 2003.

  Uses and Sources of Capital

  See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy New Orleans' uses and sources of capital.

  Significant Factors and Known Trends

  See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of System Agreement proceedings, market and credit risks, state and local regulatory risks, environmental risks, and litigation risks. The following is an update to the Form 10-K.

  System Agreement Proceedings

  See the Form 10-K for a discussion of the proceeding commenced at FERC by the LPSC regarding production cost equalization under the System Agreement, the ALJ Initial Decision in the proceeding, and the "Order of Investigation" issued by the APSC. Several parties, including Entergy, the LPSC, the APSC, the MPSC, the City Council, and the FERC Staff, filed briefs on exceptions in response to the ALJ's Initial Decision. Entergy's exceptions to the ALJ's Initial Decision include that: the practical effect of the Initial Decision is full production cost equalization, which was rejected in the Initial Decision and previously has been rejected by the FERC; implementation of resource planning for the Entergy System will be impeded; the remedy in the Initial Decision is inconsistent with the history, structure, and precedent regarding the System Agreement; the Initial Decision's remedy ignores the historical pattern of production cost disparities on the Entergy System and would result in substantial, sudden transfers of costs between groups of Entergy customers; the numerical standards proposed in the Initial Decision are arbitrary and are so complex they will be difficult to implement; the Initial Decision improperly rejected Entergy's resource planning remedy; the Initial Decision erroneously determined that the costs of the Vidalia project should be included in Entergy Louisiana's relative production costs for purposes of calculating relative production costs; and the Initial Decision erroneously adopted a new method of calculating reserve sharing costs rather than the current method.

  As reported in the Form 10-K, if FERC grants the relief requested by the LPSC in the proceeding, the relief may result in a material increase in production costs allocated to companies whose costs currently are projected to be less than the Entergy System average, and a material decrease in production costs allocated to companies whose costs currently are projected to exceed that average. Management believes that any changes in the allocation of production costs resulting from a FERC decision should result in similar rate changes for retail customers. Therefore, management does not believe that this proceeding will have a material effect on the financial condition of Entergy New Orleans, although the outcome of the proceeding at FERC cannot be predicted at this time.

  Entergy Arkansas also filed its initial testimony in response to the APSC's February Order of Investigation discussed in the Form 10-K. The testimony emphasizes that the ALJ Initial Decision is not a final order by the FERC; briefly discusses some of the aspects of the Initial Decision that are included in Entergy's exceptions filed with FERC; emphasizes that Entergy will seek to reverse the production cost-related portions of the Initial Decision; and states that Entergy Arkansas believes that it is premature, before FERC makes a decision, for Entergy Arkansas to determine whether its continued participation in the System Agreement is appropriate.

  In addition, as discussed in the Form 10-K, the APSC had publicly announced its intention to initiate an inquiry into Entergy Louisiana's Vidalia purchased power contract. In April 2004, the APSC commenced the investigation, and has requested historical documents, records, and information from Entergy Arkansas. Also in April 2004, the APSC issued an order directing Entergy Arkansas to show cause why Entergy Arkansas should not have to indemnify and hold its customers harmless from any adverse financial effects related to Entergy Louisiana's pending acquisition of the Perryville power plant, or show that the Perryville unit will produce economic benefits for Entergy Arkansas' customers. Procedural schedules have not been established yet in these investigations. Also in April, the City Council issued a resolution directing Entergy New Orleans and Entergy Louisiana to notify the City Council and obtain prior approval for any action that would materially modify, amend, or terminate the System Agreement for one or more of the domestic utility companies. In addition, the LPSC staff has proposed that a pending LPSC proceeding investigating the System Agreement should now include certain additional issues that are pending before the FERC at this time.

  Formula Rate Plan Filings

  In conformance with the City Council's May 2003 resolution discussed in the Form 10-K, in April 2004, Entergy New Orleans made filings with the City Council as required by the earnings review process prescribed by the Gas and Electric Formula Rate Plans approved by the Council. The filings show an increase in Entergy New Orleans' electric revenues of $1.15 million and an increase in Entergy New Orleans gas revenues of $32,000 are warranted. The review of the filings by the Council Advisors and intervenors has commenced. Management cannot predict the outcome of this proceeding.

  Critical Accounting Estimates

  See "Management's Financial Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans' accounting for pension and other retirement costs.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)

OPERATING REVENUES
Domestic electric	$112,576	$88,785
Natural gas	57,191	52,122
TOTAL	169,767	140,907

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	56,511	53,494
Purchased power	58,919	46,119
Other operation and maintenance	21,316	23,448
Taxes other than income taxes	9,995	10,350
Depreciation and amortization	6,831	7,465
Other regulatory charges - net	708	1,918
TOTAL	154,280	142,794

OPERATING INCOME (LOSS)	15,487	(1,887)

OTHER INCOME
Allowance for equity funds used during construction	218	248
Interest and dividend income	170	311
Miscellaneous - net	(294)	(448)
TOTAL	94	111

INTEREST AND OTHER CHARGES
Interest on long-term debt	3,866	4,467
Other interest - net	416	658
Allowance for borrowed funds used during construction	(222)	(255)
TOTAL	4,060	4,870

INCOME (LOSS) BEFORE INCOME TAXES	11,521	(6,646)

Income taxes	4,407	(2,319)

NET INCOME (LOSS)	7,114	(4,327)

Preferred dividend requirements and other	241	241

EARNINGS (LOSS) APPLICABLE TO
COMMON STOCK	$6,873	($4,568)

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)
OPERATING ACTIVITIES
Net income (loss)	$7,114	($4,327)
Noncash items included in net income (loss):
Other regulatory charges - net	708	1,918
Depreciation and amortization	6,831	7,465
Deferred income taxes and investment tax credits	17,125	2,537
Allowance for equity funds used during construction	(218)	(248)
Changes in working capital:
Receivables	14,858	(29,384)
Fuel inventory	4,561	3,259
Accounts payable	(19,295)	(7,358)
Taxes accrued	2,252	(1,999)
Interest accrued	(3,929)	(4,040)
Deferred fuel costs	(7,646)	(467)
Other working capital accounts	14,571	(8,308)
Provision for estimated losses and reserves	(33)	(2,233)
Changes in other regulatory assets	708	-
Other	(24,634)	(3,591)
Net cash flow provided by (used in) operating activities	12,973	(46,776)

INVESTING ACTIVITIES
Construction expenditures	(10,015)	(12,658)
Allowance for equity funds used during construction	218	248
Changes in other temporary investments - net	606	-
Net cash flow used in investing activities	(9,191)	(12,410)

FINANCING ACTIVITIES
Dividends paid:
Common stock	(600)	-
Preferred stock	(241)	(241)
Net cash flow used in financing activities	(841)	(241)

Net increase (decrease) in cash and cash equivalents	2,941	(59,427)

Cash and cash equivalents at beginning of period	4,669	66,247

Cash and cash equivalents at end of period	$7,610	$6,820

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$8,052	$9,018
Income taxes	($5,010)	-

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
March 31, 2004 and December 31, 2003
(Unaudited)

		2004	2003
		(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash		$7,610	$28
Temporary cash investments - at cost,
which approxiates market		-	4,641
Total cash and cash equivalents		7,610	4,669
Other temporary investments		-	606
Accounts receivable:
Customer		49,818	44,663
Allowance for doubtful accounts		(3,166)	(3,104)
Associated companies		4,767	24,697
Other		9,318	10,057
Accrued unbilled revenues		21,831	21,113
Total accounts receivable		82,568	97,426
Deferred fuel costs		4,926	-
Accumulated deferred income taxes		-	460
Fuel inventory - at average cost		1,019	5,580
Materials and supplies - at average cost		8,547	8,660
Prepayments and other		6,647	8,050
TOTAL		111,317	125,451

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity		3,259	3,259

UTILITY PLANT
Electric		671,404	666,122
Natural gas	GAS	166,636	167,011
Construction work in progress		45,709	45,061
TOTAL UTILITY PLANT		883,749	878,194
Less - accumulated depreciation and amortization		422,874	420,745
UTILITY PLANT - NET		460,875	457,449

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets		26,435	27,222
Other		7,712	6,438
TOTAL		34,147	33,660

TOTAL ASSETS		$609,598	$619,819

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
March 31, 2004 and December 31, 2003
(Unaudited)

		2004	2003
		(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies		$37,040	$35,008
Other		21,391	42,718
Customer deposits		16,259	15,575
Taxes accrued		2,252	-
Accumulated deferred income taxes		2,232	-
Interest accrued		2,283	6,212
Deferred fuel costs		-	2,720
Energy Efficiency Program provision		6,415	6,356
Other		14,400	2,088
TOTAL		102,272	110,677

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued		39,639	39,486
Accumulated deferred investment tax credits		4,329	4,441
SFAS 109 regulatory liability - net		39,857	40,543
Other regulatory liabilities		-	954
Accumulated provisions		787	820
Long-term debt		229,235	229,217
Other		34,871	41,346
TOTAL		348,718	356,807

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund		19,780	19,780
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2004
and 2003		33,744	33,744
Paid-in capital		36,294	36,294
Retained earnings		68,790	62,517
TOTAL		158,608	152,335

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$609,598	$619,819

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

			Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$30	$32	($2)	(6)
Commercial	34	35	(1)	(3)
Industrial	6	6	-	-
Governmental	13	14	(1)	(7)
Total retail	83	87	(4)	(5)
Sales for resale
Associated companies	27	2	25	1,250
Non-associated companies	1	1	-	-
Other	2	(1)	3	300
Total	$113	$89	$24	27

Billed Electric Energy
Sales (GWh):
Residential	417	414	3	1
Commercial	525	500	25	5
Industrial	112	93	19	20
Governmental	225	225	-	-
Total retail	1,279	1,232	47	4
Sales for resale
Associated companies	360	22	338	1,536
Non-associated companies	9	8	1	13
Total	1,648	1,262	386	31

  SYSTEM ENERGY RESOURCES, INC.

  MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

  Results of Operations

  System Energy's principal asset consists of a 90% ownership and leasehold interest in Grand Gulf 1. The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. System Energy's operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf 1 pursuant to the Unit Power Sales Agreement. Payments under the Unit Power Sales Agreement are System Energy's only source of operating revenues. For the first quarter of 2004, the decrease in System Energy's operating revenues compared to the first quarter 2003 was more than offset by a decline in its operating expenses; therefore, System Energy's net income increased slightly compared to the first quarter of 2003.

  Liquidity and Capital Resources

  Cash Flow

  Cash flows for the first quarters of 2004 and 2003 were as follows:

	2004	2003
	(In Thousands)

Cash and cash equivalents at beginning of period	$52,536	$113,159

Cash flow provided by (used in):
Operating activities	37,268	122,867
Investing activities	(2,648)	(201,044)
Financing activities	(30,348)	(34,875)
Net increase (decrease) in cash and cash equivalents	4,272	(113,052)

Cash and cash equivalents at end of period	$56,808	$107

  Operating Activities

  Cash flow from operations decreased $85.6 million for the first quarter 2004 compared to the first quarter 2003 primarily due to money pool activity and the cessation of the Entergy Mississippi GGART. System Energy collected $21.7 million in 2003 from Entergy Mississippi in conjunction with the GGART, which provided for the acceleration of Entergy Mississippi's Grand Gulf purchased power obligations. The MPSC authorized the cessation of the GGART effective July 1, 2003. See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the GGART. Partially offsetting the decrease in operating cash flows was a decrease in interest paid during the first quarter of 2004.

  System Energy's receivables from or (payables) to the money pool were as follows:

March 31, 2004	December 31, 2003	March 31, 2003	December 31, 2002
(In Thousands)

$29,728	$19,064	($54,344)	$7,046

  Money pool activity used $10.7 million of System Energy's operating cash flows for the first quarter of 2004 and provided $61.4 million for the first quarter of 2003. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

  Investing Activities

  The decrease of $198.4 million in net cash used in investing activities for the first quarter of 2004 compared to the first quarter of 2003 was primarily due to cash collateral of $193 million provided in 2003. System Energy had three-year letters of credit in place that were scheduled to expire in March 2003 securing certain of its obligations related to the sale-leaseback of a portion of Grand Gulf 1. System Energy replaced the letters of credit with new three-year letters of credit totaling approximately $198 million that were backed by cash collateral. In December 2003, System Energy replaced the cash-backed letters of credit with syndicated bank letters of credit that expire in May 2007.

  Financing Activities

  The decrease of $4.5 million in net cash used by financing activities for the first quarter of 2004 compared to the first quarter of 2003 was primarily due to a decrease of $5 million in the January 2004 principal payment made on the Grand Gulf 1 sale-leaseback compared to the January 2003 principal payment.

  Uses and Sources of Capital

  See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of System Energy's uses and sources of capital.

  Significant Factors and Known Trends

  See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of market risks, nuclear matters, litigation risks, and environmental risks.

  Critical Accounting Estimates

  See "Management's Financial Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in System Energy's accounting for nuclear decommissioning costs and pension and other retirement costs.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)

OPERATING REVENUES
Domestic electric	$127,168	$141,985

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	7,246	10,178
Nuclear refueling outage expenses	3,627	2,992
Other operation and maintenance	21,509	20,746
Decommissioning	5,701	5,450
Taxes other than income taxes	5,945	5,974
Depreciation and amortization	26,541	26,588
Other regulatory charges (credits) - net	(1,168)	14,318
TOTAL	69,401	86,246

OPERATING INCOME	57,767	55,739

OTHER INCOME
Allowance for equity funds used during construction	414	269
Interest and dividend income	1,355	1,926
Miscellaneous - net	(221)	(574)
TOTAL	1,548	1,621

INTEREST AND OTHER CHARGES
Interest on long-term debt	15,240	14,701
Other interest - net	211	573
Allowance for borrowed funds used during construction	(134)	(95)
TOTAL	15,317	15,179

INCOME BEFORE INCOME TAXES	43,998	42,181

Income taxes	19,334	18,446

NET INCOME	$24,664	$23,735

See Notes to Respective Financial Statements.

  (Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)

OPERATING ACTIVITIES
Net income	$24,664	$23,735
Noncash items included in net income:
Other regulatory charges (credits) - net	(1,168)	14,318
Depreciation, amortization, and decommissioning	32,242	32,038
Deferred income taxes and investment tax credits	(163,415)	(7,946)
Allowance for equity funds used during construction	(414)	(269)
Changes in working capital:
Receivables	5,006	21,795
Accounts payable	(725)	47,190
Taxes accrued	(55,585)	11,235
Interest accrued	(11,947)	(25,951)
Other working capital accounts	(94,842)	(1,940)
Provision for estimated losses and reserves	(1,096)	(298)
Changes in other regulatory assets	8,782	9,045
Other	295,766	(85)
Net cash flow provided by operating activities	37,268	122,867

INVESTING ACTIVITIES
Construction expenditures	(5,737)	(2,697)
Allowance for equity funds used during construction	414	269
Nuclear fuel purchases	(45,460)	-
Proceeds from sale/leaseback of nuclear fuel	45,460	-
Decommissioning trust contributions and realized
change in trust assets	(3,807)	(5,669)
Changes in other temporary investments - net	6,482	-
Increase in other cash investments	-	(192,947)
Net cash flow used in investing activities	(2,648)	(201,044)

FINANCING ACTIVITIES
Retirement of long-term debt	(6,348)	(11,375)
Dividends paid:
Common stock	(24,000)	(23,500)
Net cash flow used in financing activities	(30,348)	(34,875)

Net increase (decrease) in cash and cash equivalents	4,272	(113,052)

Cash and cash equivalents at beginning of period	52,536	113,159

Cash and cash equivalents at end of period	$56,808	$107

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$26,322	$40,283

See Notes to Respective Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
March 31, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$17	$2,918
Temporary cash investments - at cost,
which approximates market	56,791	49,618
Total cash and cash equivalents	56,808	52,536
Other temporary investments	-	6,482
Accounts receivable:
Associated companies	66,777	72,477
Other	2,471	1,777
Total accounts receivable	69,248	74,254
Materials and supplies - at average cost	60,525	63,047
Deferred nuclear refueling outage costs	21,320	2,979
Prepayments and other	79,846	1,031
TOTAL	287,747	200,329

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	186,211	172,916

UTILITY PLANT
Electric	3,214,761	3,205,895
Property under capital lease	466,521	466,521
Construction work in progress	27,597	31,344
Nuclear fuel under capital lease	87,713	47,242
TOTAL UTILITY PLANT	3,796,592	3,751,002
Less - accumulated depreciation and amortization	1,700,105	1,672,658
UTILITY PLANT - NET	2,096,487	2,078,344

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	108,339	115,633
Other regulatory assets	301,355	301,233
Other	10,076	12,269
TOTAL	419,770	429,135

TOTAL ASSETS	$2,990,215	$2,880,724

See Notes to Respective Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY
March 31, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$25,266	$6,348
Accounts payable:
Associated companies	5,593	-
Other	23,937	30,255
Taxes accrued	-	55,585
Accumulated deferred income taxes	8,045	942
Interest accrued	17,676	29,623
Obligations under capital leases	31,266	31,266
Other	1,763	1,971
TOTAL	113,546	155,990

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	409,773	290,964
Accumulated deferred investment tax credits	78,219	79,088
Obligations under capital leases	56,447	15,976
Other regulatory liabilities	228,079	213,093
Decommissioning	318,159	312,459
Accumulated provisions	2,686	3,782
Long-term debt	857,154	882,401
Other	32,252	33,735
TOTAL	1,982,769	1,831,498

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2004 and 2003	789,350	789,350
Retained earnings	104,550	103,886
TOTAL	893,900	893,236

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,990,215	$2,880,724

See Notes to Respective Financial Statements.

  ENTERGY ARKANSAS, ENTERGY GULF STATES, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, AND SYSTEM ENERGY

  NOTES TO RESPECTIVE FINANCIAL STATEMENTS

  (Unaudited)

  NOTE 1. COMMITMENTS AND CONTINGENCIES

  Nuclear Insurance and Spent Nuclear Fuel (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

  See Note 9 to the domestic utility companies and System Energy financial statements in the Form 10-K for information on nuclear liability, property and replacement power insurance, related NRC regulations, and the disposal of spent nuclear fuel associated with Entergy Arkansas', Entergy Gulf States', Entergy Louisiana's, and System Energy's nuclear power plants. The following are updates to the Form 10-K.

  The Property Insurance Policy renewed on April 1, 2004 with the following changes: the deductibles for ANO 1 and 2, Grand Gulf 1, River Bend, and Waterford 3 increased to $5 million per occurrence for equipment breakdown/failure and $5 million per occurrence for other than equipment breakdown/failure.

  Under the property damage and accidental outage insurance programs, Entergy nuclear plants could be subject to assessments should losses exceed the accumulated funds available from NEIL. As of March 31, 2004, the maximum amount of such possible assessments per occurrence were $15.1 million for Entergy Arkansas, $11.1 million for Entergy Gulf States, $10.5 million for Entergy Louisiana, $0.06 million for Entergy Mississippi, $0.06 million for Entergy New Orleans, and $11.5 million for System Energy.

  Decommissioning and Other Retirement Costs (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

  See Note 9 to the domestic utility companies and System Energy financial statements in the Form 10-K for information on nuclear decommissioning costs. SFAS 143, "Accounting for Asset Retirement Obligations," which was implemented effective January 1, 2003, requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are recorded at their fair values (which are likely to be the present values of the estimated future cash outflows) in the period in which they are incurred, with an accompanying addition to the recorded cost of the long-lived asset. The asset retirement obligation is accreted each year through a charge to expense, to reflect the time value of money for this present value obligation. The amounts added to the carrying amounts of the long-lived assets are depreciated over the useful lives of the assets. The net effect of implementing this standard for the rate-regulated business of the domestic utility companies and System Energy was recorded as a regulatory asset, with no resulting impact on Entergy's net income. Entergy recorded these regulatory assets because existing rate mechanisms in each jurisdiction are based on the principle that Entergy will recover all ultimate costs of decommissioning from customers. The implementation of SFAS 143 for the portion of River Bend not subject to cost-based ratemaking decreased earnings in the first quarter of 2003 by approximately $21 million net-of-tax ($0.09 per share) as a result of a one-time cumulative effect of accounting change.

  In accordance with a new decommissioning cost study for ANO 1 and 2, which resulted in a lower estimate of the cost required to decommission the plants, in the first quarter of 2004 Entergy Arkansas recorded a revision to its estimated decommissioning cost liability. The revised estimate resulted in a $107.7 million reduction in its decommissioning liability, along with an $19.5 million reduction in utility plant and a $88.2 million reduction in the related regulatory asset.

  In accordance with ratemaking treatment and as required by SFAS 71, the depreciation provisions for the domestic utility companies and System Energy include a component for removal costs that are not asset retirement obligations under SFAS 143. In accordance with regulatory accounting principles, Entergy has recorded a regulatory asset (liability) to reflect its estimate of the difference between estimated incurred removal costs and estimated removal costs recovered in rates previously recorded as a component of accumulated depreciation.

  CashPoint Bankruptcy (Entergy Arkansas, Entergy Louisiana, Entergy Gulf States, Entergy New Orleans, and Entergy Mississippi)

  The domestic utility companies entered into an agreement with CashPoint Network Services ("CashPoint") dated June 2003, under which CashPoint was to manage a network of payment agents through which Entergy's utility customers could pay their bills. The pay agent system allows customers to pay their bills at various commercial or governmental locations, rather than sending payments by mail. Approximately one-third of Entergy's utility customers use this process, with remittances ranging up to $5 million a day.

  On April 19, 2004, CashPoint failed to pay funds due to the domestic utility companies that had been collected through pay agents. Entergy then obtained a temporary restraining order from the Civil District Court for the Parish of Orleans, State of Louisiana, enjoining CashPoint from distributing funds belonging to Entergy, except by paying those funds to Entergy. On April 22, 2004, a petition for involuntary Chapter 7 bankruptcy was filed against CashPoint by other creditors in the United States Bankruptcy Court for the Southern District of New York. Although Entergy cannot precisely determine at this time the amounts that CashPoint owes to the domestic utility companies that may not be repaid, the current estimates of maximum exposure to loss are as follows:

(In Millions)

Entergy Arkansas	$2
Entergy Gulf States	11
Entergy Louisiana	11
Entergy Mississippi	6
Entergy New Orleans	5

  Environmental Issues

  (Entergy Gulf States)

  See Note 9 to the domestic utility companies and System Energy financial statements in the Form 10-K for information related to the designation of Entergy Gulf States as a PRP for the cleanup of certain hazardous waste disposal sites. As of March 31, 2004, a remaining recorded liability of approximately $11.6 million existed related to the cleanup of the sites at which the EPA has designated Entergy Gulf States as a PRP.

  (Entergy Louisiana and Entergy New Orleans)

  During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana and Entergy New Orleans have determined that certain of their power plant wastewater impoundments were affected by these regulations and have chosen to upgrade or close them. Recorded liabilities in the amounts of $5.8 million for Entergy Louisiana and $0.5 million for Entergy New Orleans existed at March 31, 2004 for wastewater upgrades and closures. Completion of this work is awaiting LDEQ approval.

  City Franchise Ordinances (Entergy New Orleans)

  Entergy New Orleans provides electric and gas service in the City of New Orleans pursuant to franchise ordinances. These ordinances contain a continuing option for the City of New Orleans to purchase Entergy New Orleans' electric and gas utility properties.

  Employment Litigation (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

  Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy are defendants in numerous lawsuits filed by former employees asserting that they were wrongfully terminated and/or discriminated against on the basis of age, race, sex, or other protected characteristics. The defendant companies deny any liability to the plaintiffs.

  Asbestos and Hazardous Material Litigation (Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

  Numerous lawsuits have been filed in federal and state courts in Texas, Louisiana, and Mississippi primarily by contractor employees in the 1950-1980 timeframe against Entergy Gulf States, Entergy Louisiana, Entergy New Orleans, and Entergy Mississippi, as premises owners of power plants, for damages caused by alleged exposure to asbestos or other hazardous material. Generally, many other defendants are named in these lawsuits as well. Presently there are approximately 480 lawsuits involving just over 10,000 claims. Reserves have been established that should be adequate to cover any exposure. Additionally, negotiations continue with insurers to recover more reimbursement, while new coverage is being secured to minimize anticipated future potential exposures. Management believes that loss exposure has been and will continue to be handled successfully so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position or results of operation of the domestic utility companies involved in these lawsuits.

  NOTE 2. RATE AND REGULATORY MATTERS

  Electric Industry Restructuring and the Continued Application of SFAS 71

  Previous developments and information related to electric industry restructuring are presented in Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K.

  Texas (Entergy Gulf States)

  See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory and Entergy Gulf States' independent organization request. On March 15, 2004, the PUCT issued a preliminary order in Entergy Gulf States' independence proceeding in which the PUCT decided two key issues related to the proceeding and concluded that the December 2004 target date for the initiation of retail open access in Entergy Gulf States' Texas service territory is not feasible, but specifically declined to set a new target date at least until the market readiness proceeding was underway. The preliminary order addressed the following key issues: (1) whether the PUCT should delay further efforts to implement retail open access in Entergy Gulf States' Texas service territory until the establishment of a FERC-approved RTO, in view of the suspension of efforts to develop the SeTrans RTO; and (2) what criteria should be used to certify an independent organization for Entergy Gulf States' Texas service territory.

  The PUCT found that it is not necessary to delay further efforts to establish retail competition in Entergy Gulf States' Texas service territory until after a FERC-approved RTO can serve as the independent organization for that region. The PUCT also determined that the ultimate question in the proceeding is whether Entergy Gulf States' proposed independent organization, Entergy Transmission Organization, is sufficiently independent of any producer or seller of electricity that its decisions will not be unduly influenced by any producer or seller. The PUCT identified the criteria that are to be considered in answering this ultimate question that includes (1) whether the independent organization's decisions are controlled or dominated by any market participant or market segment; and (2) whether the independent organization has day-to-day operational control over the facilities involved. In determining whether the Entergy Transmission Organization should be certified as independent, the PUCT further stated that the issues to be addressed were whether the proposed structure would ensure that the affiliate was independent, and if not, what additional safeguards should be imposed to assure independence. The PUCT also limited any finding of independence in this docket to be applicable to the pilot only and indicated that should it be necessary, the PUCT would review the issue of independence in the market readiness proceeding as well. The preliminary order also states that other issues to be addressed in this proceeding include (1) the costs of implementing Entergy Gulf States' proposal; (2) what changes or additions, if any, may be necessary to the approved protocols or other public documents; and (3) the date by which the pilot project under the protocols can begin. Hearings are scheduled for June 2004.

  The preliminary order further directed the parties to the independence proceeding not to address the issue of when full retail competition should start in Entergy Gulf States' Texas service territory.

  Deferred Fuel Costs

  (Entergy Arkansas)

  In March 2004, Entergy Arkansas filed with the APSC its energy cost recovery rider for the period April 2004 through March 2005. The filed energy cost rate, which accounts for about 12 percent of a typical residential customer's bill using 1,000 kWh per month, increased 16 percent due primarily to a credit contained in the prior year's rate to refund previously over-recovered fuel costs. Also included in this year's energy cost calculation is a decrease in rates of $3.9 million as a result of Entergy Arkansas' proposed retail customer protections due to the operation of a life-of-resources power purchase agreement with Entergy New Orleans.

  (Entergy Gulf States)

  In March 2004, Entergy Gulf States filed with the PUCT a fuel reconciliation case covering the period September 2000 through August 2003. Entergy Gulf States is reconciling $1.43 billion of fuel and purchased power costs on a Texas retail basis. The reconciliation includes $8.6 million of under-recovered costs that Entergy Gulf States is asking to roll into its fuel over/under-recovery balance to be addressed in the next appropriate fuel proceeding. Hearings are scheduled to occur in October 2004 with a final PUCT decision expected in the first quarter of 2005.

  See Note 2 to the domestic utility and System Energy financial statements in the Form 10-K for a discussion of Entergy Gulf States' January 2001 fuel reconciliation case filed with the PUCT covering the period from March 1999 through August 2000 and subsequent proceedings at Travis County District Court and the Third District Court of Appeals. Entergy Gulf States appealed to the Court of Appeals the disallowance of approximately $4.2 million related to imputed capacity costs and the disallowance related to costs for energy delivered from the 30% non-regulated share of River Bend. Oral argument before the appellate court was scheduled for May 2004, but the parties have requested that it be rescheduled.

  (Entergy Louisiana)

  As discussed in Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K, in August 2000, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Louisiana pursuant to a November 1997 LPSC general order. The time period that is the subject of the audit is January 1, 2000 through December 31, 2001. In September 2003, the LPSC staff issued its audit report and recommended a disallowance with regard to one item. The issue relates to the alleged failure to uprate Waterford 3 in a timely manner. The LPSC staff has quantified the possible disallowance as between $7.6 and $14 million. Entergy Louisiana notified the LPSC that it will contest the recommendation. A procedural schedule has been adopted and hearings, which also will address issues relating to the reasonableness of transmission planning and purchases of power from affiliates, the potential value of which issues cannot yet be quantified, are scheduled to begin in April 2005.

  Retail Rate Proceedings

  Filings with the PUCT and Texas Cities (Entergy Gulf States)

  Recovery of River Bend Costs

  See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for a discussion of the March 1998 PUCT disallowance of recovery of River Bend plant costs that had been held in abeyance since 1988, and subsequent proceedings at Travis County District Court and the Third District Court of Appeals that affirmed the PUCT disallowance. In January 2004, the Texas Supreme Court asked for full briefing on the merits of the case in response to Entergy Gulf States' petition for review, and briefs have been submitted. Management cannot predict what action, if any, the Texas Supreme Court will take with respect to Entergy Gulf States' petition for review.

  Filings with the LPSC

  Annual Earnings Reviews (Entergy Gulf States)

  See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for a discussion of Entergy Gulf States' ninth and last required post-merger analysis filed with the LPSC in May 2002. In the LPSC staff's December 2003 testimony, the staff recommended a rate refund of $30.6 million and a prospective rate reduction of approximately $50 million. Hearings began in April 2004.

  Retail Rates (Entergy Louisiana)

  See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for Entergy Louisiana's rate filing with the LPSC requesting a base rate increase. Hearings are currently set for September 2004.

  Filings with the City Council (Entergy New Orleans)

  Formula Rate Plan Filings

  In April 2004, Entergy New Orleans made filings with the City Council as required by the earnings review process prescribed by the Gas and Electric Formula Rate Plans approved by the Council. The filings show an increase in Entergy New Orleans' electric revenues of $1.15 million and an increase in Entergy New Orleans gas revenues of $32,000 are warranted. The review of the filings by the Council Advisors and intervenors has commenced. Management cannot predict the outcome of this proceeding.

  Fuel Adjustment Clause Litigation

  See "Fuel Adjustment Clause Litigation" in Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for a discussion of the complaint filed by a group of ratepayers in state court in Orleans Parish and with the City Council regarding certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the City Council. In February 2004, the City Council approved a resolution that results in a refund to customers of $11.3 million, including interest, during the months of June through September 2004. The resolution concludes, among other things, that the record does not support an allegation that Entergy New Orleans' actions or inactions, either alone or in concert with Entergy or any of its affiliates, constituted a misrepresentation or a suppression of the truth made in order to obtain an unjust advantage of Entergy New Orleans, or to cause loss, inconvenience or harm to its ratepayers. Management believes that it has adequately provided for the liability associated with this proceeding. The plaintiffs have appealed the City Council resolution to the state court in Orleans Parish. In addition, in March 2004, the plaintiffs supplemented and amended the class action petition that had been filed in state court in April 1999.

  NOTE 3. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

  The short-term borrowings of the domestic utility companies and System Energy are limited to amounts authorized by the SEC. The current limits authorized are effective through November 30, 2004. In addition to borrowing from commercial banks, the domestic utility companies and System Energy are authorized to borrow from the Entergy System Money Pool (money pool). The money pool is an inter-company borrowing arrangement designed to reduce the domestic utility companies' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the SEC authorized limits. The following are the short-term borrowings from the money pool and the SEC-authorized limits for short-term borrowings for the domestic utility companies and System Energy as of March 31, 2004:

	Authorized	Borrowings
	(In Millions)	(In Millions)

Entergy Arkansas	$235	$42.9
Entergy Gulf States	$340	-
Entergy Louisiana	$225	-
Entergy Mississippi	$160	-
Entergy New Orleans	$100	$8.0
System Energy	$140	-

  Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi each have 364-day credit facilities available as follows:

Company	Expiration Date	Amount of Facility	Amount Drawn as of March 31, 2004

Entergy Arkansas	April 2005	$85 million	-
Entergy Louisiana	May 2004	$15 million	-
Entergy Mississippi	May 2004	$25 million	-

  The facilities have variable interest rates and the average commitment fee is 0.15%.

  The following long-term debt has been issued by the domestic utility companies and System Energy in 2004:

Mortgage Bonds:	Issue Date	(In Thousands)
5.50% Series due April 2019, Entergy Louisiana	March 2004	$100,000
Issuances after balance sheet date:
6.25% Series due April 2034, Entergy Mississippi	April 2004	$100,000
4.65% Series due April 2011, Entergy Mississippi	April 2004	$80,000

  The following long-term debt has been retired by the domestic utility companies and System Energy in 2004:

Mortgage Bonds and Certain Lease Obligation Payments:	Retirement Date	(In Thousands)
Grand Gulf Lease Obligation payment, System Energy	N/A	$6,348
Waterford 3 Lease Obligation payment, Entergy Louisiana	N/A	$14,809
Retirement after balance sheet date:
8.25% Series due April 2004, Entergy Gulf States	April 2004	$292,000

  NOTE 4. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

  Components of Net Pension Cost

  The domestic utility companies' and System Energy's pension cost, including amounts capitalized, for the first quarters of 2004 and 2003, included the following components:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2004	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,003	$2,454	$1,724	$954	$425	$845
Interest cost on projected
benefit obligation	8,617	7,111	5,183	2,891	1,042	1,232
Expected return on assets	(9,245)	(9,892)	(6,796)	(3,691)	(928)	(1,034)
Amortization of transition asset	-	-	-	-	-	(80)
Amortization of prior service cost	417	465	189	141	57	18
Amortization of loss	868	641	297	285	59	113
Net pension cost	$3,660	$779	$597	$580	$655	$1,094

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2003	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,901	$2,754	$1,799	$1,612	$381	$630
Interest cost on projected
benefit obligation	5,758	9,676	5,814	5,463	972	907
Expected return on assets	(7,319)	(14,796)	(8,851)	(7,769)	(720)	(856)
Amortization of transition asset	-	-	-	-	-	(74)
Amortization of prior service cost	324	674	216	291	62	16
Net pension cost	$664	($1,692)	($1,022)	($403)	$695	$623

  Components of Net Other Postretirement Benefit Cost

  The domestic utility companies' and System Energy's other postretirement benefit cost, including amounts capitalized, for the first quarters of 2004 and 2003, included the following components:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2004	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,632	$1,529	$720	$477	$205	$388
Interest cost on APBO	2,833	2,941	1,701	878	827	388
Expected return on assets	(1,603)	(1,236)	-	(653)	(566)	(310)
Amortization of transition obligation	609	1,147	300	254	529	4
Amortization of prior service cost	-	-	-	-	-	(91)
Amortization of loss	1,074	651	562	348	156	131
Net other postretirement benefit cost	$4,545	$5,032	$3,283	$1,304	$1,151	$510

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2003	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,310	$1,111	$794	$392	$201	$358
Interest cost on APBO	2,615	2,650	1,674	852	884	336
Expected return on assets	(1,231)	(1,119)	-	(583)	(537)	(289)
Amortization of transition obligation	989	1,451	743	376	670	55
Amortization of prior service cost	61	70	35	22	22	6
Amortization of loss	367	71	111	133	30	27
Net other postretirement benefit cost	$4,111	$4,234	$3,357	$1,192	$1,270	$493

  Employer Contributions

  In April 2004, the President signed the Pension Funding Equity Act of 2004 into law, which reduced Entergy's estimated 2004 pension contribution. The domestic utility companies and System Energy expect to contribute the following to pension plans in 2004:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Expected 2004 pension contributions
disclosed in Form 10-K	$5,342	$37	$8,630	$2,989	$4,678	$5,369
Contributions made in the first quarter	-	-	-	-	-	-
Revised expected 2004 pension
contributions	$5,342	$17	$3,907	$1,823	$2,118	$3,742

  Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

  As disclosed in Note 11 to the domestic utility companies and System Energy's financial statements in the Form 10-K, Entergy elected to record an estimate of the effects of the Medicare Act in December 2003. Based on actuarial analysis, the estimated impact of future Medicare subsidies reduced the December 31, 2003 Accumulated Postretirement Benefit Obligation (APBO) and first quarter 2004 other postretirement benefit cost for the domestic utility companies and System Energy as follows:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)

Reduction in 12/31/2003 APBO	($11,589)	($13,032)	($6,359)	($3,740)	($3,956)	($1,133)
Reduction in first quarter 2004
other postretirement benefit cost	($498)	($554)	($232)	($156)	($144)	($53)

  When specific guidance on accounting for the federal subsidy is issued, these estimates could change.

  __________________________________

  In the opinion of the management of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. The business of the domestic utility companies and System Energy is subject to seasonal fluctuations, however, with the peak periods occurring during the third quarter. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

  Item 4. Controls and Procedures

  Disclosure Controls and Procedures

  As of March 31, 2004, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy Resources (individually "Registrant" and collectively the "Registrants") management, including their respective Chief Executive Officers (CEO) and Chief Financial Officers (CFO). The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures. Based on the evaluations, each CEO and CFO has concluded that, as to the Registrant or Registrants for which they serve as CEO or CFO, the Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

  Changes in Internal Control Over Financial Reporting

  In management's evaluation of the Registrants' disclosure controls and procedures, management identified the following initiative as a change that is reasonably likely to affect the Registrants' internal control over financial reporting. Over the last two years, Entergy has been working on an initiative to streamline financial processes, automate and enhance internal controls, and implement or update the systems that support these processes.  During the first quarter 2004, the first phase of this effort was completed, the primary focus of which was an upgrade of the existing financial information systems, data warehouse, and financial reporting tools, as well as an update of Entergy's chart of accounts. The implemented product suite includes additional controls and edits which are applied to transactions at the point of entry.  Entergy plans to implement subsequent phases of this initiative later in 2004 and 2005, replacing several custom-built computer applications with capabilities now available within the newly-implemented core financial information systems, such as inter-company cost allocation processes.

  ENTERGY CORPORATION AND SUBSIDIARIES

  PART II. OTHER INFORMATION

  Item 1. Legal Proceedings

  See "PART I, Item 1, Litigation" in the Form 10-K for a discussion of legal proceedings affecting Entergy. Following are updates to that discussion.

  Entergy New Orleans Rate of Return Lawsuit (Entergy Corporation and Entergy New Orleans)

  See "PART I, Item 1, Entergy New Orleans Rate of Return Lawsuit" in the Form 10-K for a discussion of the motion filed by the City Council Advisors to bifurcate the hearing for the motions filed by the plaintiffs. In April 2004, the City Council adopted a resolution granting the Advisors' motion to bifurcate and setting for hearing on the merits the issue of the proper effect to be given to the 1922 Ordinance in setting lawful rates, on September 27, 2004.

  Fiber Optic Cable Litigation (Entergy Corporation, Entergy Gulf States and Entergy Louisiana)

  See "PART I, Item 1, Fiber Optic Cable Litigation" in the Form 10-K for a discussion of the litigation pending in the United States District Court in Beaumont, Texas pertaining to the alleged installment by defendants of fiber optic cable across plaintiffs' property without obtaining appropriate easements. In April 2004, the court entered an order denying the plaintiffs' request for class certification. The plaintiffs have advised that they intend to request that the court reconsider its ruling.

  With respect to the lawsuit against Entergy Louisiana, Entergy Services, ETHC and Entergy Technology Company pending in state court in St. James Parish, Louisiana purportedly on behalf of all property owners in Louisiana who have conveyed easements to the defendants, the state district judge has entered an order certifying a class. Entergy is seeking appellate review of this order.

  Power Generation Mexico, Inc. Lawsuit (Entergy Corporation)

  See "PART I, Item 1, Power Generation Mexico, Inc. Lawsuit " in the Form 10-K for a discussion of the lawsuit filed by Power Generation Mexico, Inc. (PGI) against Entergy Power Development Corporation (EPDC), Entergy Power Netherlands Company, B.V., and Entergy Corporation in the San Francisco Superior Court. In April 2004, the parties agreed to a settlement of the proceeding that includes mutual dismissals. Entergy agreed to pay an immaterial amount to the plaintiff.

  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

  Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan

1/01/2004-1/31/2004	-	-	-	6,960,000
2/01/2004-2/29/2004	-	-	-	6,960,000
3/01/2004-3/31/2004	484,000	$57.77	484,000	6,476,000
Total	484,000	$57.77	484,000

  (1) In accordance with Entergy's stock option plans, Entergy periodically grants stock options to its employees, which may be exercised to obtain shares of Entergy's common stock. According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market. See Note 8 to the consolidated financial statements in the Form 10-K for additional discussion of the stock option plans. Entergy's management has been authorized to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans, and this authorization does not have an expiration date. Under this authorization, on June 1, 2002, Entergy publicly announced a plan to repurchase up to 10,000,000 shares of common stock over a period of two years to reduce the increase in outstanding common shares caused by option exercises. As stated above, the authorization to repurchase shares does not have an expiration date, and depending on market conditions after the two year period passes Entergy may continue to repurchase shares to fund the exercise of stock options.

  An additional 2,005,000 shares have been repurchased since March 31, 2004, for a total of 2,489,000 shares repurchased in 2004 through May 10. The average purchase price for the 2004 repurchases is $55.72 through May 10, 2004.

  Item 4. Submission of Matters to a Vote of Security Holders

  Entergy Arkansas

  A consent in lieu of the annual meeting of common stockholders was executed on February 23, 2004. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Arkansas: Hugh T. McDonald, Chairman, Donald C. Hintz, Richard J. Smith, and Leo P. Denault.

  A consent in lieu of a meeting of common stockholders was executed on May 1, 2004. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Arkansas: Hugh T. McDonald, Chairman, Leo P. Denault, Mark Savoff, and Richard J. Smith.

  Entergy Gulf States

  A consent in lieu of the annual meeting of common stockholders was executed on February 23, 2004. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Gulf States: Joseph F. Domino, Chairman, E. Renae Conley, Donald C. Hintz, Richard J. Smith, and Leo P. Denault.

  A consent in lieu of a meeting of common stockholders was executed on May 1, 2004. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Gulf States: Joseph F. Domino, Chairman, E. Renae Conley, Leo P. Denault, Mark Savoff, and Richard J. Smith.

  Entergy Louisiana

  A consent in lieu of the annual meeting of common stockholders was executed on February 23, 2004. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Louisiana: E. Renae Conley, Chairman, Donald C. Hintz, Richard J. Smith, and Leo P. Denault.

  A consent in lieu of a meeting of common stockholders was executed on May 1, 2004. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Louisiana: E. Renae Conley, Chairman, Leo P. Denault, Mark Savoff, and Richard J. Smith.

  Entergy Mississippi

  A consent in lieu of the annual meeting of common stockholders was executed on February 23, 2004. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Mississippi: Carolyn C. Shanks, Chairman, Donald C. Hintz, Richard J. Smith, and Leo P. Denault.

  A consent in lieu of a meeting of common stockholders was executed on May 1, 2004. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Mississippi: Carolyn C. Shanks, Chairman, Leo P. Denault, Mark Savoff, and Richard J. Smith.

  Entergy New Orleans

  A consent in lieu of the annual meeting of common stockholders was executed on February 23, 2004. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy New Orleans: Daniel F. Packer, Chairman, Donald C. Hintz, Richard J. Smith, and Leo P. Denault.

  A consent in lieu of a meeting of common stockholders was executed on May 1, 2004. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy New Orleans: Daniel F. Packer, Chairman, Leo P. Denault, Mark Savoff, and Richard J. Smith.

  System Energy

  A consent in lieu of the annual meeting of common stockholders was executed on February 23, 2004. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of System Energy: Gary J. Taylor, Chairman, Donald C. Hintz, and Leo P. Denault.

  A consent in lieu of a meeting of common stockholders was executed on May 1, 2004. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of System Energy: Gary J. Taylor, Chairman, Steven C. McNeal, and Leo P. Denault.

  Item 5. Other Information

  Property and Other Generation Resources

  See "PART I, Item 1, Generating Stations" in the Form 10-K for discussion of the agreement that Entergy Louisiana signed in January 2004 to acquire the Perryville power plant from a subsidiary of Cleco Corporation. As reported in the Form 10-K, the plant's owner is in Chapter 11 bankruptcy proceedings. In April 2004, the bankruptcy court approved Entergy Louisiana's agreement to acquire the plant. Also, in March 2004, Entergy Gulf States and Entergy Louisiana filed with the LPSC for its approval of the acquisition and long-term cost-of-service power purchase agreement. Also, in April 2004, the APSC issued an order directing Entergy Arkansas to show cause why Entergy Arkansas should not have to indemnify and hold its customers harmless from any adverse financial effects related to Entergy Louisiana's pending acquisition of the Perryville power plant, or show that the Perryville unit will produce economic benefits for Entergy Arkansas' customers.

  Also see "PART I, Item 1, Generating Stations" in the Form 10-K for discussion of the affiliate purchase transactions that resulted from Entergy's requests for proposals for supply-side resources. In the proceeding at the FERC to review the justness and reasonableness of the affiliate agreements, in March 2004 the FERC staff filed testimony that claims Entergy conveyed undue preference to its affiliates in the bidding process. Entergy plans to file testimony to rebut the claims of affiliate preference, and hearings in the proceeding are still scheduled for June 2004.

  Wholesale Rate Matters

  See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in this report for updates of the information contained in " PART I, Item 1, Wholesale Rate Matters" regarding the System Agreement, Transmission, FERC's Supply Margin Assessment, and Interconnection Orders.

   FERC Audits of Transmission

  In August 2002 and March 2004, the FERC initiated  audits and reviews of Entergy's compliance with Order Nos. 888 and 889 and Entergy's administration of the Generator Operating Limits ("GOL") processes, respectively.  Entergy has responded to numerous FERC data requests and the FERC staff members have interviewed several employees.  The FERC staff has provided Entergy with preliminary draft reports of their findings and recommendations on some issues that they have been examining. For instance, the GOL draft audit report preliminarily recommends, among other things, that Entergy employ an independent third party to conduct certain transmission access modeling. Entergy believes that these recommendations are based on a number of inaccuracies and has and will continue to work with the FERC staff and provide comments on  the findings and the recommendations.  As part of this process, Entergy has agreed to FERC staff's request that Entergy provide an audit of the issues raised in the GOL draft audit report.  These draft audit reports are not final reports; they may be modified by the FERC staff based on Entergy's responses or otherwise.  In addition, Entergy has the ability to appeal the final audit report to the FERC.

  Environmental Regulation

  See "PART I, Item 1, Clean Air Act and Subsequent Amendments, Ozone Non-attainment" in the Form 10-K for information related to Louisiana and Texas emission control strategies to address continued ozone non-attainment status of areas in and around Houston-Galveston, Texas; Beaumont-Port Arthur, Texas; and Baton Rouge, Louisiana. The EPA has now reclassified the Beaumont-Port-Arthur area from "moderate" to "serious" and has reclassified the Baton Rouge area from "serious" to "severe". These actions will require that Texas and Louisiana adopt plans to restrict the emission of certain air pollutants and to make progress toward eventual attainment of national standards. The Louisiana plan must be submitted to the EPA by June 2004; the Texas plan must be submitted by April 2005. The content and impact on Entergy Gulf States of these developing plans is unknown, but Entergy continues to monitor events in these areas. If new NOx control equipment is required to be installed, the cost could be as much as $4 million for the facilities in Louisiana in 2004 and early 2005. Entergy Gulf States continues to assess possible costs for the Texas facilities.

  See "PART I, Item 1, Clean Water Act, 316(b) Cooling Water Intake Structures" in the Form 10-K for information related to the draft permit issued by the New York State Department of Environmental Conservation (NYDEC) indicating that closed cycle cooling would be considered the "best technology available" for minimizing perceived adverse environmental impacts attributable to the intake and discharge of cooling water at Indian Point 2 and 3, if Entergy moves forward to obtain license extensions for these facilities.  Entergy has filed an action in New York state court seeking a determination that the state cooling water intake structure regulation underpinning the NYDEC's draft permit for Indian Point 2 and 3 was improperly promulgated and is thus void.  Entergy also continues to contest the contents of the draft permit in an administrative process before the NYDEC.

  Earnings Ratios (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

  The domestic utility companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					March 31,
	1999	2000	2001	2002	2003	2004

Entergy Arkansas	2.08	3.01	3.29	2.79	3.17	3.11
Entergy Gulf States	2.18	2.60	2.36	2.49	1.51	1.59
Entergy Louisiana	3.48	3.33	2.76	3.14	3.93	3.66
Entergy Mississippi	2.44	2.33	2.14	2.48	3.06	2.99
Entergy New Orleans	3.00	2.66	(b)	(c)	1.73	2.79
System Energy	1.90	2.41	2.12	3.25	3.66	3.69

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends
	Twelve Months Ended
	December 31,					March 31,
	1999	2000	2001	2002	2003	2004

Entergy Arkansas	1.80	2.70	2.99	2.53	2.79	3.02
Entergy Gulf States (a)	1.86	2.39	2.21	2.40	1.45	1.57
Entergy Louisiana	3.09	2.93	2.51	2.86	3.46	3.54
Entergy Mississippi	2.18	2.09	1.96	2.27	2.77	2.91
Entergy New Orleans	2.74	2.43	(b)	(c)	1.59	2.73

(a)	"Preferred Dividends" in the case of Entergy Gulf States also include dividends on preference stock for the twelve months ended December 31, 1999.
(b)

  Earnings for the twelve months ended December 31, 2001, for Entergy New Orleans were not adequate to cover fixed charges and combined fixed charges and preferred dividends by $6.6 million and $9.5 million, respectively.

(c)

  Earnings for the twelve months ended December 31, 2002, for Entergy New Orleans were not adequate to cover fixed charges and combined fixed charges and preferred dividends by $0.7 million and $3.4 million, respectively.

  Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits*

**	4(a) -

  Fifty-seventh Supplemental Indenture, dated as of March 1, 2004, to Entergy Louisiana's Mortgage and Deed of Trust, dated as of April 1, 1944 (filed as Exhibit A-3(a) to Rule 24 Certificate dated March 30, 2004 in File No. 70-10086).

**	4(b) -

  Twenty-second Supplemental Indenture, dated as of March 1, 2004, to Entergy Mississippi's Mortgage and Deed of Trust, dated as of February 1, 1988 (filed as Exhibit A-3(a) to Rule 24 Certificate dated April 8, 2004 in File No. 70-10157).

**	4(c) -

  Twenty-third Supplemental Indenture, dated as of April 1, 2004, to Entergy Mississippi's Mortgage and Deed of Trust, dated as of February 1, 1988 (filed as Exhibit A-3(b) to Rule 24 Certificate dated April 29, 2004 in File No. 70-10157).

	10(a) -	Employment Agreement effective February 9, 1999 between Leo P. Denault and Entergy Services, Inc.

	10(b) -	Amendment to Employment Agreement between Leo P. Denault and Entergy Corporation effective March 5, 2004.

	10(c) -	Amendment to Retention Agreement of J. Wayne Leonard effective March 8, 2004.

	10(d) -	Restatement effective March 8, 2004 of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries.

	10(e) -	System Executive Continuity Plan II of Entergy Corporation and Subsidiaries effective March 8, 2004.

	10(f) -	Entergy Corporation Shareholder Approval of Future Severance Agreements Policy, effective March 8, 2004.

	31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

	31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

	31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

	31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

	31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States and Entergy Louisiana.

	31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

	31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

	31(h) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

	31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans.

	31(j) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

	32(a) -	Section 1350 Certification for Entergy Corporation.

	32(b) -	Section 1350 Certification for Entergy Corporation.

	32(c) -	Section 1350 Certification for Entergy Arkansas.

	32(d) -	Section 1350 Certification for Entergy Gulf States.

	32(e) -	Section 1350 Certification for Entergy Gulf States and Entergy Louisiana.

	32(f) -	Section 1350 Certification for Entergy Mississippi.

	32(g) -	Section 1350 Certification for Entergy New Orleans.

	32(h) -	Section 1350 Certification for System Energy.

	32(i) -	Section 1350 Certification for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans.

	32(j) -	Section 1350 Certification for System Energy.

	99(a) -	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(b) -	Entergy Gulf States' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(c) -	Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(d) -	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(e) -	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(f) -	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

  ___________________________

  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, Entergy Corporation agrees to furnish to the Commission upon request any instrument with respect to long-term debt that is not registered or listed herein as an Exhibit because the total amount of securities authorized under such agreement does not exceed ten percent of the total assets of Entergy Corporation and its subsidiaries on a consolidated basis.

*

  Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended March 31, 2004, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended March 31, 2004.

**	Incorporated herein by reference as indicated.
(b) Reports on Form 8-K

Entergy Corporation

  A Current Report on Form 8-K, dated January 20, 2004, was submitted to the SEC on January 20, 2004, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits", Item 9. "Regulation FD Disclosure", and Item 12. "Results of Operations and Financial Condition".

Entergy Corporation

  A Current Report on Form 8-K, dated February 2, 2004, was submitted to the SEC on February 2, 2004, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits", Item 9. "Regulation FD Disclosure", and Item 12. "Results of Operations and Financial Condition".

Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy Mississippi

  A Current Report on Form 8-K, dated February 12, 2004, was submitted to the SEC on February 12, 2004, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Mississippi, and Entergy New Orleans

  A Current Report on Form 8-K, dated February 16, 2004, was submitted to the SEC on February 17, 2004, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits", Item 9. "Regulation FD Disclosure", and Item 12. "Results of Operations and Financial Condition".

Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

  A Current Report on Form 8-K, dated February 20, 2004, was submitted to the SEC on February 23, 2004, reporting information under Item 5. "Other Events" and Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits".

Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

A Current Report on Form 8-K, dated March 11, 2004, was submitted to the SEC on April 13, 2004 reporting information under Item 5. "Other Events and Regulation FD Disclosure".

Entergy Corporation

  A Current Report on Form 8-K, dated March 24, 2004, was submitted to the SEC on March 24, 2004 reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

Entergy Corporation

  A Current Report on Form 8-K, dated April 12, 2004, was submitted to the SEC on April 12, 2004, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits", Item 9. "Regulation FD Disclosure", and Item 12. "Results of Operations and Financial Condition".

Entergy Corporation

  A Current Report on Form 8-K, dated April 26, 2004, was submitted to the SEC on April 26, 2004, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits", Item 9. "Regulation FD Disclosure", and Item 12. "Results of Operations and Financial Condition".

  SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

ENTERGY CORPORATION ENTERGY ARKANSAS, INC. ENTERGY GULF STATES, INC. ENTERGY LOUISIANA, INC. ENTERGY MISSISSIPPI, INC. ENTERGY NEW ORLEANS, INC. SYSTEM ENERGY RESOURCES, INC.

/s/ Nathan E. Langston Nathan E. Langston Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

  Date: May 10, 2004