Form 10-Q
period 2004-06-30
ENTERGY GULF STATES INC; ENTERGY LOUISIANA INC; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC; ENTERGY CORP /DE/; ENTERGY ARKANSAS INC
filed 2004-08-06
CIK 44570, 60527, 66901, 71508, 202584, 65984, 7323

__________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004
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
Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

	Yes	No
Entergy Corporation	X
Entergy Arkansas, Inc.		X
Entergy Gulf States, Inc.		X
Entergy Louisiana, Inc.		X
Entergy Mississippi, Inc.		X
Entergy New Orleans, Inc.		X
System Energy Resources, Inc.		X

Common Stock Outstanding		Outstanding at July 30, 2004
Entergy Corporation	($0.01 par value)	226,908,516

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2003, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2004

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2004

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

  resolution of pending and future rate cases and negotiations, including various performance-based rate discussions, and other regulatory decisions, including those related to Entergy's System Agreement and utility supply plan
  Entergy's ability to reduce its operation and maintenance costs, particularly at its Non-Utility Nuclear generating facilities, including the uncertainty of negotiations with unions to agree to such reductions the performance of Entergy's generating plants, and particularly the capacity factors at its nuclear generating facilities prices for power generated by Entergy's unregulated generating facilities, the ability to extend or replace the existing purchased power agreements for those facilities, including the Non-Utility Nuclear plants, and the prices and availability of power Entergy must purchase for its utility customers
  Entergy's ability to develop and execute on a point of view regarding prices of electricity, natural gas, and other energy-related commodities
  Entergy-Koch's profitability in trading physical and financial natural gas and power as well as other energy-related contracts changes in the number of participants in the energy trading market, and in their creditworthiness and risk profile changes in the financial markets, particularly those affecting the availability of capital and Entergy's ability to refinance existing debt and to fund investments and acquisitions actions of rating agencies, including changes in the ratings of debt and preferred stock, and changes in the rating agencies' ratings criteria changes in inflation and interest rates
  Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms changes in ownership of joint ventures
  volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, the establishment of a regional transmission organization that includes Entergy's utility service territory, and the establishment of market power criteria by the FERC changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of Indian Point or other nuclear generating facilities uncertainty regarding the establishment of permanent sites for spent nuclear fuel storage and disposal resolution of pending or future applications for license extensions of nuclear generating facilities changes in law resulting from proposed energy legislation
  changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, mercury, and other substances the economic climate, and particularly growth in Entergy's service territory variations in weather, hurricanes, and other disasters
  advances in technology
  the potential effects of threatened or actual terrorism and war the success of Entergy's strategies to reduce current tax payments the effects of litigation and government investigations
  changes in accounting standards, corporate governance, and securities law requirements
  Entergy's ability to attract and retain talented management and directors.

(Page left blank intentionally)

DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

Abbreviation or Acronym	Term

ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One Steam Electric Generating Station (nuclear)
APSC	Arkansas Public Service Commission
BCF	One billion cubic feet of natural gas
BCF/D	One billion cubic feet of natural gas per day
Board	Board of Directors of Entergy Corporation
capacity factor	Actual plant output divided by maximum potential plant output for the period
City Council or Council	Council of the City of New Orleans, Louisiana
DOE	United States Department of Energy
domestic utility companies	Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, collectively
EPA	United States Environmental Protection Agency
EPDC	Entergy Power Development Corporation, a wholly-owned subsidiary of Entergy Corporation
electricity marketed	Total physical volume marketed by Entergy-Koch in the U.S. and Europe during the period
electricity volatility	Measure of price fluctuation over time using standard deviation of daily price differences for into-Cinergy power prices for the upcoming month
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

gain/loss days	Ratio of the number of days when Entergy-Koch recognized a net gain from commodity trading activities to the number of days when Entergy-Koch recognized a net loss from commodity trading activities
gas marketed	Total physical volume marketed by Entergy-Koch in the U.S. and Europe during the period
gas volatility	Measure of price fluctuation over time using standard deviation of daily price differences for Henry Hub natural gas prices for the upcoming month

DEFINITIONS (Continued)

Abbreviation or Acronym	Term

Grand Gulf 1	Unit No. 1 of the Grand Gulf Nuclear Generating Station
GWh	Gigawatt hour(s), which equals one million kilowatt-hours
Indian Point 2

Indian Point Energy Center Unit 2 - nuclear power plant, 984 MW facility located in Westchester County, New York, purchased in September 2001 from Consolidated Edison by Entergy's Non-Utility Nuclear business

Indian Point 3	Indian Point Energy Center Unit 3 - nuclear power plant, 994 MW facility located in Westchester County, New York, purchased in November 2000 from NYPA by Entergy's Non-Utility Nuclear business
kW	Kilowatt
kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LPSC	Louisiana Public Service Commission
Mcf	1,000 cubic feet of gas
miles of pipeline	Total miles of transmission and gathering pipeline
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatt(s)
MWh	Megawatt-hours
Net debt ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned or operated
Net revenue	Operating revenue net of fuel, fuel-related, and purchased power expenses; other regulatory credits; and amortization of rate deferrals
Non-Utility Nuclear	Entergy's business segment that owns and operates five nuclear power plants and sells electric power produced by those plants to wholesale customers
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
Pilgrim	Pilgrim Nuclear Station, 688 MW facility located in Plymouth, Massachusetts, purchased in July 1999 from Boston Edison by Entergy's Non-Utility Nuclear business
production cost	Cost in $/MMBtu associated with delivering gas, excluding the cost of the gas
PPA	Purchased power agreement
PRP	Potentially responsible party (a person or entity that may be responsible for remediation of environmental contamination)
PUCT	Public Utility Commission of Texas
PUHCA	Public Utility Holding Company Act of 1935, as amended
PURPA	Public Utility Regulatory Policies Act of 1978
River Bend	River Bend Steam Electric Generating Station (nuclear)
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards as promulgated by the Financial Accounting Standards Board
SMEPA	South Mississippi Electric Power Agency, which owns a 10% interest in Grand Gulf 1

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term

spark spread	The dollar difference between electricity prices per unit and natural gas prices after assuming a conversion ratio for the number of natural gas units necessary to generate one unit of electricity
System Agreement	Agreement, effective January 1, 1983, as modified, among the domestic utility companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
System Fuels	System Fuels, Inc.
throughput	Gas in BCF/D transported through a pipeline during the period
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
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

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Entergy's consolidated earnings applicable to common stock for the second quarter and six months ended June 30, 2004 and 2003 were as follows:

	Second Quarter		Six Months Ended
Operating Segment	2004	2003	2004	2003
	(In Thousands)

U.S. Utility	$194,964	$121,716	$310,621	$229,505
Non-Utility Nuclear	62,994	44,860	131,828	241,845
Energy Commodity Services	9,494	48,575	19,303	142,366
Parent & Other	(2,270)	(9,510)	10,591	(13,068)
Total	$265,182	$205,641	$472,343	$600,648

Entergy's income before taxes is discussed below according to the operating segments listed above. Earnings for the six months ended June 30, 2003 include the $142.9 million net-of-tax cumulative effect of changes in accounting principle that increased earnings in the first quarter of 2003, almost entirely resulting from the implementation of SFAS 143. See Note 9 to the consolidated financial statements in the Form 10-K for further discussion of the implementation of SFAS 143. See Note 7 to the consolidated financial statements herein for more information concerning Entergy's operating segments and their financial results in 2004 and 2003.

Refer to SELECTED OPERATING RESULTS OF ENTERGY CORPORATION AND SUBSIDIARIES for further information with respect to operating statistics.

U.S. UTILITY

The increase in earnings for the U.S. Utility for the second quarter of 2004 compared to the second quarter of 2003 from $121.7 million to $195 million was primarily due to a $107.7 million ($65.6 million net-of-tax) accrual in 2003 of the loss that would be associated with a final, non-appealable decision disallowing abeyed River Bend plant costs. See Note 2 to the consolidated financial statements for more details regarding the River Bend abeyed plant costs. The $7.7 million increase in earnings that remains after considering the effect of the 2003 accrual is primarily due to increases in net revenue and other income and a decrease in interest charges, partially offset by an increase in other operation and maintenance expenses.

The increase in earnings for the U.S. Utility for the six months ended June 30, 2004 compared to the same period in 2003 from $229.5 million to $310.6 million was primarily due to the $107.7 million ($65.6 million net-of-tax) accrual in 2003 discussed above. Also contributing to the increase was the $21.3 million net-of-tax cumulative effect of a change in accounting principle that reduced earnings at Entergy Gulf States in the first quarter of 2003 upon implementation of SFAS 143. The $5.7 million decrease in earnings that remains after considering the effects of the 2003 cumulative effect of accounting change and the 2003 accrual is primarily due to a decrease in net revenue and an increase in other operation and maintenance expenses, partially offset by an increase in other income and a decrease in interest charges.

Net Revenue

Second Quarter 2004 Compared to Second Quarter 2003

Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the second quarter of 2004 to the second quarter of 2003.

Amount
(In Millions)

2003 net revenue	$1,081.4
Volume/weather	9.3
Summer capacity charges	7.3
Other	2.6
2004 net revenue	$1,100.6

The volume/weather variance resulted from increased usage in the service territories primarily during the unbilled sales period. Billed usage increased a total of 366 GWh in the industrial, commercial, and governmental sectors.

The summer capacity charges variance is due to the amortization in the second quarter of 2003 at Entergy Gulf States and Entergy Louisiana of deferred capacity charges for the summer of 2001 compared to the absence of the amortization in the second quarter of 2004. Entergy Gulf States' amortization began in June 2002 and ended in May 2003. Entergy Louisiana's amortization began in August 2002 and ended in July 2003.

Other regulatory charges (credits)

Other regulatory charges decreased primarily due to the cessation of the Grand Gulf Accelerated Recovery Tariff that was suspended in July 2003 and the amortization of deferred capacity charges for summer 2001 power purchases at Entergy Gulf States and Entergy Louisiana.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Following is an analysis of the change in net revenue comparing the six months ended June 30, 2004 to the six months ended June 30, 2003.

Amount
(In Millions)

2003 net revenue	$2,048.2
Deferred fuel cost revisions	(46.3)
Price applied to unbilled sales	(42.7)
Volume/weather	41.1
Summer capacity charges	15.7
Base rates	11.1
Other	(1.7)
2004 net revenue	$2,025.4

The deferred fuel cost revisions variance resulted primarily from a revision in 2003 to an unbilled sales pricing estimate to more closely align the fuel component of that pricing with expected recoverable fuel costs at Entergy Louisiana. Deferred fuel cost revisions also decreased net revenue due to a revision in 2004 to the estimate of fuel costs filed for recovery at Entergy Arkansas in the March 2004 energy cost recovery rider.

The price applied to unbilled sales variance resulted from a decrease in fuel price in 2004 caused primarily by the effect of nuclear plant outages in 2003 on average fuel costs.

The volume/weather variance resulted from increased usage in the service territories primarily during the unbilled sales period. Billed usage increased a total of 564 GWh in the industrial, commercial, and governmental sectors. The increase, however, was partially offset by a decrease of 376 GWh in the residential sector primarily due to milder weather as compared to the same period in 2003.

The summer capacity charges variance is due to the amortization in 2003 at Entergy Gulf States and Entergy Louisiana of deferred capacity charges for the summer of 2001 compared to the absence of the amortization in 2004. Entergy Gulf States' amortization began in June 2002 and ended in May 2003. Entergy Louisiana's amortization began in August 2002 and ended in July 2003.

Base rates increased net revenue due to a base rate increase at Entergy New Orleans that became effective in June 2003.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues include an increase in fuel cost recovery revenues of $156.5 million primarily due to higher fuel rates resulting from increases in the market prices of non-associated purchased power and natural gas and collections of previous deferrals of fuel costs. As such, this revenue increase is offset by increased fuel and purchased power expenses.

Other regulatory charges decreased primarily due to the cessation of the Grand Gulf Accelerated Recovery Tariff that was suspended in July 2003 in addition to the amortization of deferred capacity charges for summer 2001 power purchases at Entergy Gulf States and Entergy Louisiana.

Other Income Statement Variances

Other operation and maintenance expenses increased for the second quarter and six months ended June 30, 2004 primarily due to lower customer service support costs in 2003.

Other income increased for the second quarter and six months ended June 30, 2004 primarily due to a $107.7 million accrual in June 2003 for the loss that would be associated with a final, non-appealable decision disallowing abeyed River Bend plant costs. See Note 2 to the consolidated financial statements for more details regarding the River Bend abeyed plant costs. Other income also increased due to a reduction in the loss provision for an environmental clean-up site. During the second quarter of 2004, the provision was reduced by approximately $10 million based upon activities performed to date and the estimate of the remaining likely exposure associated with the ten-year groundwater monitoring study.

Interest and other charges decreased for the second quarter and six months ended June 30, 2004 primarily due to a decrease in interest on long-term debt as a result of the net retirement and refinancing of long-term debt in 2003. See Note 5 to the consolidated financial statements in the Form 10-K and Note 4 to the consolidated financial statements herein for detail of long-term debt.

NON-UTILITY NUCLEAR

Following are key performance measures for Non-Utility Nuclear for the second quarter and six months ended June 30, 2004 and 2003:

	Second Quarter		Six Months Ended
	2004	2003	2004	2003

Net MW in operation at June 30	4,001	3,955	4,001	3,955
Generation in GWh for the period	8,196	7,337	16,882	15,430
Capacity factor for the period	93.6%	84.1%	96.3%	88.9%
Average realized price per MWh	$41.33	$39.81	$40.49	$39.01

Second Quarter 2004 Compared to Second Quarter 2003

The increase in earnings for Non-Utility Nuclear from $44.9 million to $63.0 million was due to higher revenues, which increased by $47 million, resulting from increased generation in 2004 due to fewer planned and unplanned outages in 2004 and power uprates completed in 2003, and higher contract pricing.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

The decrease in earnings for Non-Utility Nuclear from $241.8 million to $131.8 million was primarily due to the $160.3 million net-of-tax cumulative effect of a change in accounting principle recognized in the first quarter of 2003 upon implementation of SFAS 143. See Note 9 to the consolidated financial statements in the Form 10-K for further discussion of the implementation of SFAS 143. Income before the cumulative effect of accounting change increased by $50.3 million. The increase was due to higher revenues, which increased by $82 million, resulting from increased generation in 2004 due to fewer planned and unplanned outages in 2004 and power uprates completed in 2003, and higher contract pricing. Lower operation and maintenance expenses, which decreased by $26 million, also contributed to the increase in income.

ENERGY COMMODITY SERVICES

Following are key performance measures for Entergy-Koch's operations for the second quarter and six months ended June 30, 2004 and 2003:

	Second Quarter		Six Months Ended
	2004	2003	2004	2003
Entergy-Koch Trading
Gas volatility	33%	45%	43%	71%
Electricity volatility	29%	52%	33%	72%
Gas marketed (BCF/D)	4.6	5.3	6.0	6.6
Electricity marketed (GWh)	88,417	100,865	206,348	224,345
Gain/loss days	2.0	1.4	1.6	1.4
Gulf South Pipeline
Throughput (BCF/D)	1.90	1.90	2.06	2.10
Production cost ($/MMBtu)	$0.164	$0.138	$0.156	$0.123

Second Quarter 2004 Compared to Second Quarter 2003

The decrease in earnings for Energy Commodity Services from $48.6 million to $9.5 million was primarily due to lower earnings from Entergy's investment in Entergy-Koch. The income from Entergy's investment in Entergy-Koch was lower by $38 million primarily as a result of:

    The loss of disproportionate income sharing, which accounted for $22 million of second quarter 2003 earnings and is discussed in the paragraph below.
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

Review of Strategic Alternatives for Entergy-Koch Investment

On August 2, 2004, Entergy Corporation announced that it had essentially completed a review of strategic alternatives for enhancing the value of Entergy-Koch, LP. As a result of the review Entergy believes that Entergy-Koch Trading would be more valuable if owned by a third party, and therefore Entergy believes that this business may be saleable at an attractive price.  Because of this, Entergy and Koch Industries have been engaged in discussions with numerous potential buyers. Advanced negotiations are underway with one party, and interest continues to be expressed by several others. Entergy and Koch Industries intend to pursue the sale of Gulf South Pipeline upon reaching a definitive agreement to sell Entergy-Koch Trading. Strategic alternatives also considered included maintaining the current Entergy-Koch ownership structure; adding one or more new owners to the venture; or modifying the current ownership structure. There can be no assurance that a third-party sale of Entergy-Koch Trading or Gulf South Pipeline will occur or what the terms of a sale would be.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

The decrease in earnings for Energy Commodity Services from $142.4 million to $19.3 million was primarily due to lower earnings from Entergy's investment in Entergy-Koch. The income from Entergy's investment in Entergy-Koch was lower by $115 million primarily as a result of:

    The loss of disproportionate income sharing, which accounted for $61 million of earnings for the six months ended June 30, 2003, as discussed above.
    Lower earnings at EKT, resulting from reduced volatility, which also resulted in lower point-of-view trading profits.

Income Taxes

The effective income tax rates for the second quarters of 2004 and 2003 were 38.0% and 37.3%, respectively. The effective income tax rates for the six months ended June 30, 2004 and 2003 were 36.0% and 37.8%, respectively. The decrease in the effective income tax rate for the six months ended June 30, 2004 is primarily due to the favorable settlement of various tax audit issues and higher pre-tax income in 2003 decreasing the effect of flow-through and permanent differences. The favorable settlement is reported in Parent and Other and is the primary reason for the increase in earnings for that part of Entergy's business in 2004.

Liquidity and Capital Resources

See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy's capital structure, capital expenditure plans and other uses of capital, and sources of capital. Following are updates to the information presented in the Form 10-K.

Capital Structure

In May 2004, Entergy Corporation renewed its 364-day bank credit facility into two separate facilities, a 364-day credit facility and a 3-year credit facility. The 364-day credit facility has a borrowing capacity of $485 million and expires in May 2005. As of June 30, 2004, no borrowings were outstanding on this facility. The 3-year credit facility has a borrowing capacity of $965 million and expires in May 2007. As of June 30, 2004, $145 million in borrowings were outstanding on this facility. Entergy also has the ability to issue letters of credit against the 3-year facility, and $40 million had been issued against this facility at June 30, 2004. Although the Entergy Corporation 364-day credit facility expires in May 2005, Entergy has the discretionary option to extend the period to repay the amount then outstanding for an additional 364-day term. Because of this option, which Entergy intends to exercise if it does not renew the credit line or obtain an alternative source of financing, the debt outstanding on the credit facilities is reflected in long-term debt on the balance sheet.

In April 2004, Entergy Arkansas renewed its 364-day credit facility, increasing the amount to $85 million, until April 2005. In May 2004, Entergy Mississippi renewed its credit facility for the same amount, $25 million, which will expire in May 2005. As of June 30, 2004, the amounts outstanding on the Entergy Arkansas and Entergy Mississippi credit facilities were $85 million and $25 million, respectively.

In May 2004, Entergy Louisiana extended the maturity date of its credit facility to July 2004. In July 2004, Entergy Louisiana renewed the facility and Entergy New Orleans entered into a separate credit facility with the same lender. Both facilities will expire in April 2005. Entergy Louisiana can borrow up to $15 million and Entergy New Orleans can borrow up to $14 million under their respective credit facilities, but at no time can the total amount borrowed under these facilities by the two companies combined exceed $15 million.

As discussed in the Form 10-K, in August 2001, EntergyShaw, LLC entered into a turnkey construction agreement with an Entergy subsidiary, Entergy Power Ventures, L.P. (EPV), and with Northeast Texas Electric Cooperative, Inc. (NTEC), providing for the construction by EntergyShaw of a 550 MW electric power plant located in Harrison County, Texas. EntergyShaw is an unconsolidated joint venture in which Entergy owns a 50% member interest. Entergy guaranteed the obligations of EntergyShaw to construct the power plant, 70% of which is owned by EPV. The power plant commenced commercial operation in June 2003, the base warranty period for the construction expired in June 2004, and Entergy's maximum liability on the guarantee has now been reduced to approximately $20 million. Management does not expect any material liability on the warranty.

Capital Expenditure Plans and Other Uses of Capital

See the table in the Form 10-K under "Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital," which sets forth the amounts of Entergy's planned construction and other capital investments by operating segment for 2004 through 2006. Entergy Louisiana now expects to complete the purchase of the Perryville plant in the first quarter 2005 for $183.5 million. Therefore, Entergy now expects to spend approximately $385 million for Capital Commitments in the U.S. Utility segment in 2004 and approximately $479 million for Capital Commitments in the U.S. Utility segment in 2005.

Stock Repurchases

In late July 2004 the Board approved a program under which Entergy Corporation will repurchase up to $1.5 billion of its common stock. The program is effective immediately and extends through the end of 2006. This repurchase program, which is incremental to the existing authority discussed in the Form 10-K to repurchase shares to fund the exercise of employee stock options, will be decreased to $1 billion should a sale of Entergy-Koch Trading not occur. The amount of the program may also vary as a result of material changes in business results or capital spending or material new investment opportunities.

Cash Flow Activity

As shown in Entergy's Statements of Cash Flows, cash flows for the six months ended June 30, 2004 and 2003 were as follows:

	2004	2003
	(In Millions)

Cash and cash equivalents at beginning of period	$692	$1,335

Cash flow provided by (used in):
Operating activities	929	525
Investing activities	(641)	(1,135)
Financing activities	(392)	351
Effect of exchange rates on cash and cash equivalents	(2)	1
Net decrease in cash and cash equivalents	(106)	(258)

Cash and cash equivalents at end of period	$586	$1,077

Operating Activities

Entergy's cash flow provided by operating activities increased by $404 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to the following:

    The U.S. Utility provided $669 million in cash from operating activities, compared to providing $509 million in 2003. The increase resulted primarily from improved recovery of fuel costs.
    The Non-Utility Nuclear business provided $265 million in cash from operating activities, compared to providing $73 million in 2003. The increase resulted primarily from lower refueling outage cash costs and increases in generation and contract pricing that led to an increase in revenues.
    Entergy's investment in Entergy-Koch, L.P. provided $11 million in cash from operating activities, compared to using $26 million in 2003. The Entergy-Koch investment provided more cash flow in 2004 even though dividends received from Entergy-Koch were $26 million in 2004 compared to $75 million in 2003, because tax payments related to the investment decreased by $99 million.
    The non-nuclear wholesale asset business used $29 million in cash from operating activities, compared to using $59 million in 2003. The decrease in cash used resulted primarily from a one-time $33 million payment in 2003 related to a generation contract.

Investing Activities

Net cash used in investing activities decreased by $494 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to the following:

    System Energy used approximately $193 million in March 2003 to provide cash collateral for letters of credit that secured certain of its obligations related to the sale-leaseback of a portion of Grand Gulf 1. (In December 2003, System Energy replaced the cash-backed letters of credit with syndicated bank letters of credit that expire in May 2007.)
    Construction expenditures were $83 million lower in 2004 than in 2003, including decreases of $15 million in the U.S. Utility business, $26 million in the Non-Utility Nuclear business, and $39 million in the non-nuclear wholesale asset business.
    Temporary investments of $50 million with initial maturities of greater than 90 days matured in the first quarter of 2004.
    The Non-Utility Nuclear business purchased $54 million more nuclear fuel in 2003 than in the first half of 2004 to provide for refueling outages.
    Entergy Gulf States used $70 million and Entergy Mississippi used $73 million for other regulatory investments in 2003 as a result of fuel cost under-recoveries. In 2004, Entergy Gulf States used $31 million for regulatory investments related to fuel cost under-recovery. See Note 1 to the consolidated financial statements in the Form 10-K for discussion of the accounting treatment of these fuel cost under-recoveries.

Financing Activities

Financing activities used $392 million for the six months ended June 30, 2004 compared to providing $351 million for the six months ended June 30, 2003 primarily due to the following:

    Retirements of long-term debt net of issuances by the U.S. Utility segment used $253 million in 2004 and issuances of long-term debt net of retirements provided $333 million in the first quarter 2003. See Note 4 to the consolidated financial statements for the details of the long-term debt activity in 2004.
    Entergy Corporation issued $233 million of long-term notes in the first half of 2003.
    Entergy Corporation repurchased $271 million of its common stock in 2004. As discussed in the Form 10-K, in accordance with Entergy's stock option plans, Entergy periodically grants stock options to its employees, which may be exercised to obtain shares of Entergy's common stock. According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market. Entergy's management has been authorized to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.
    Entergy Corporation paid $45 million more in common stock dividends in 2004 than in 2003. As discussed in the Form 10-K, at its July 2003 meeting the Board increased Entergy's quarterly common stock dividend per share by 29%, to $0.45.

Offsetting the factors that caused an increase in cash used in financing activities in 2004 were the following:
    In 2004, Entergy Corporation borrowed $145 million on its 364-day credit facility, Entergy Arkansas borrowed $85 million on its credit facility, and Entergy Mississippi borrowed $25 million on its credit facility. In 2003, Entergy Corporation had decreased the net borrowings on its credit facility by $140 million.
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

Rate Regulation and Fuel-Cost Recovery

See the Form 10-K for the chart summarizing material rate proceedings. Following are updates to that chart. Base rates in Entergy Gulf States' Texas jurisdiction are currently set at rates approved by the PUCT in June 1999. As further discussed below in "Utility Restructuring, Retail-Texas," in June 2004 the PUCT ordered an indefinite delay in retail open access in Entergy Gulf States' Texas service territory. Entergy Gulf States intends now to file a retail electric rate case and fuel reconciliation proceeding with the PUCT in the third quarter of 2004.

Entergy Mississippi made its formula rate plan filing with the MPSC in March 2004 based on a 2003 test year. In April 2004, the MPSC approved a joint stipulation between the Mississippi Public Utilities Staff and Entergy Mississippi that provides for no change in rates based on an adjusted return on common equity midpoint of 10.77%, establishing an allowed annual regulatory earnings range of 9.5% to 12.1%.

In June 2004, Entergy Gulf States and Entergy Louisiana filed a settlement offer with the LPSC that would resolve, among other dockets, Entergy Gulf States' ninth post-merger analysis and dockets established to consider issues concerning the companies' power purchases for the summers of 2001, 2002, and 2003. The proposed settlement includes an offer to refund approximately $64 million to Entergy Gulf States' Louisiana customers and $1 million to Entergy Louisiana's customers, with no change in either company's current base rates.  The settlement also proposes a performance-based rate structure. The LPSC has decided to treat the proposal as a contested settlement proposal and is expected to address the proposed settlement following a hearing and pre-hearing procedures.

System Agreement Litigation

See the Form 10-K for a discussion of the proceeding commenced at FERC by the LPSC regarding production cost equalization under the System Agreement, the ALJ's Initial Decision in the proceeding, and the "Order of Investigation" issued by the APSC. Several parties, including Entergy, the LPSC, the APSC, the MPSC, the City Council, and the FERC Staff, filed briefs on exceptions in response to the ALJ's Initial Decision. Entergy's exceptions to the ALJ's Initial Decision include that: the practical effect of the Initial Decision is full production cost equalization, which was rejected in the Initial Decision and previously has been rejected by FERC; implementation of resource planning for the Entergy System will be impeded; the remedy in the Initial Decision is inconsistent with the history, structure, and precedent regarding the System Agreement; the Initial Decision's remedy ignores the historical pattern of production cost disparities on the Entergy System and would result in substantial, sudden transfers of costs between groups of Entergy customers; the numerical standards proposed in the Initial Decision are arbitrary and are so complex they will be difficult to implement; the Initial Decision improperly rejected Entergy's resource planning remedy; the Initial Decision erroneously determined that the costs of the Vidalia project should be included in Entergy Louisiana's relative production costs for purposes of calculating relative production costs; and the Initial Decision erroneously adopted a new method of calculating reserve sharing costs rather than the current method.

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

Entergy Arkansas also filed its initial testimony in response to the APSC's February Order of Investigation discussed in the Form 10-K. The testimony emphasizes that the ALJ's Initial Decision is not a final order by FERC; briefly discusses some of the aspects of the Initial Decision that are included in Entergy's exceptions filed with FERC; emphasizes that Entergy will seek to reverse the production cost-related portions of the Initial Decision; and states that Entergy Arkansas believes that it is premature, before FERC makes a decision, for Entergy Arkansas to determine whether its continued participation in the System Agreement is appropriate.

In addition, as discussed in the Form 10-K, the APSC had publicly announced its intention to initiate an inquiry into Entergy Louisiana's Vidalia purchased power contract. In April 2004, the APSC commenced the investigation and requested historical documents, records, and information from Entergy Arkansas, which Entergy Arkansas has provided to the APSC.

Also in April 2004, the APSC issued an order directing Entergy Arkansas to show cause why Entergy Arkansas should not have to indemnify and hold its customers harmless from any adverse financial effects related to Entergy Louisiana's pending acquisition of the Perryville power plant, or show that the Perryville unit will produce economic benefits for Entergy Arkansas' customers. Entergy Arkansas filed a response in May 2004 stating that Entergy will seek to reverse the production cost-related portions of the ALJ's Initial Decision in the System Agreement proceeding at FERC, that the Perryville acquisition is part of Entergy's request for proposal generation planning process, that Entergy Arkansas is not in a position to indemnify its retail customers from actions taken by FERC, and that the Perryville acquisition is expected to reduce the domestic utility companies' overall production costs. Procedural schedules have not been established yet in the APSC investigations.

Also in April 2004, the City Council issued a resolution directing Entergy New Orleans and Entergy Louisiana to notify the City Council and obtain prior approval for any action that would materially modify, amend, or terminate the System Agreement for one or more of the domestic utility companies. Entergy New Orleans and Entergy Louisiana appealed the City Council's resolution on the basis that the imposition of this requirement with respect to the System Agreement, a FERC-approved tariff, exceeds the City Council's jurisdiction and authority. In July 2004, the City Council answered the appeal and filed a third party demand and counterclaim against Entergy, the domestic utility companies, Entergy Services, and System Energy, seeking a declaratory judgment that Entergy and its subsidiaries cannot terminate the System Agreement until obligations owed under the March 2003 Agreement in Principle are satisfied.

Market and Credit Risks

Commodity Price Risk

Power Generation

As discussed more fully in the Form 10-K, the sale of electricity from the power generation plants owned by Entergy's Non-Utility Nuclear business and Energy Commodity Services, unless otherwise contracted, is subject to the fluctuation of market power prices. Following is an updated summary of the amount of Non-Utility Nuclear's output that is sold forward as of June 30, 2004 under physical or financial contracts at fixed prices (2004 represents the remainder of the year):

	2004	2005	2006	2007	2008
Non-Utility Nuclear:
% of planned generation sold forward	100%	94%	59%	36%	17%
Planned generation (TWh)	16	34	35	34	34
Average contracted price per MWh	$39	$39	$38	$38	$40

The Vermont Yankee acquisition included a 10-year PPA under which the former owners will buy the power produced by the plant, which is through the expiration in 2012 of the current operating license for the plant. The PPA includes an adjustment clause under which the prices specified in the PPA will be adjusted downward monthly, beginning in November 2005, if power market prices drop below PPA prices. Accordingly, because the price is not fixed, the table above does not report power from that plant as sold forward after October 2005. Approximately 2% of Non-Utility Nuclear's planned generation in 2005, 13% in 2006, 12% in 2007, and 12% in 2008 is under contract from Vermont Yankee after October 2005.

Some of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements. The Entergy subsidiary may be required to provide collateral based upon the difference between the current market and contracted power prices in the regions where the Non-Utility Nuclear business sells its power.  The primary form of the collateral to satisfy these requirements would be an Entergy Corporation guaranty. Cash and letters of credit are also acceptable forms of collateral. Upon a significant decrease in Entergy Corporation's credit rating to specified levels below investment grade, Entergy may be required to replace Entergy Corporation guarantees with cash or letters of credit under some of the agreements.  Entergy believes it currently has sufficient cash and bank lines of credit available to meet any reasonably foreseeable requirement to provide cash collateral and letters of credit under these agreements.

In addition to selling the power produced by its plants, the Non-Utility Nuclear business sells installed capacity to load-serving distribution companies in order for those companies to meet requirements placed on them by the Independent System Operators in their area. Following is an updated summary of the amount of the Non-Utility Nuclear business' installed capacity that is sold forward, and the blended amount of the Non-Utility Nuclear business' planned generation output and installed capacity that is currently sold forward, as of June 30, 2004:

	2004	2005	2006	2007	2008
Non-Utility Nuclear:
Percent of capacity sold forward:
Bundled capacity and energy contracts	55%	15%	13%	13%	13%
Capacity contracts	41%	43%	25%	13%	0%
Total	96%	59%	38%	26%	13%
Planned MW in operation	4,061	4,158	4,203	4,203	4,203
Average capacity contract price per kW per month	$1.3	$1.3	$1.3	$1.3	N/A
Blended Capacity and Energy (based on revenues)
% of planned energy and capacity sold forward	100%	93%	67%	43%	25%
Average contract revenue per MWh	$40	$40	$39	$39	$40

Marketing and Trading

Following are EKT's mark-to-market assets (liabilities) and the period within which the assets (liabilities) would be realized (paid) in cash if they are held to maturity and market prices are unchanged:

Maturities and Sources for Fair Value of Trading Contracts at June 30, 2004	0-12 months	13-24 months	25+ months	Total
	(In Millions)

Prices actively quoted	$5.3	($43.8)	($3.9)	($42.4)
Prices provided by other sources	2.8	(9.6)	0.4	(6.4)
Prices based on models	1.7	0.2	0.2	2.1
Total	$9.8	($53.2)	($3.3)	($46.7)

As of June 30, 2004, approximately 94% of EKT's counterparty credit exposure was associated with parties that have at least investment grade credit ratings.

Utility Restructuring

Transmission

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends, Transmission" in the Form 10-K for discussion of Entergy's contemplated independent transmission entity proposal. In April 2004, Entergy filed a proposal with the FERC to commit voluntarily to retain an independent entity ("Independent Coordinator of Transmission" or "ICT") to oversee the granting of transmission or interconnection service on Entergy's transmission system, to implement a transmission pricing structure that ensures that Entergy's retail native load customers are required to pay for only those upgrades necessary to reliably serve their needs, and to have the ICT serve as the security coordinator for the Entergy region. Assuming applicable regulatory support and approvals can be obtained, Entergy proposes to contract with the ICT to oversee the granting of transmission service on the Entergy system as well as the implementation of the proposed weekly procurement process. The proposal was structured to not transfer control of Entergy's transmission system to the ICT, but rather to vest with the ICT broad oversight authority over transmission planning and operations.

Entergy proposes to have the ICT administer a transmission expansion pricing protocol that will increase the efficiency of transmission pricing on the Entergy system and that will be designed to protect Entergy's native load customers from bearing the cost of transmission upgrades not required to reliably serve these customers' needs. Entergy intends for the ICT to determine whether transmission upgrades associated with new requests for service should be funded directly by the party requesting such service or by a broader group of transmission customers, including Entergy's native load customers. This determination would be made in accordance with protocols approved by the FERC and any party contesting such determination, including Entergy, would be required to seek review at the FERC.

Entergy has requested that the FERC provide its retail regulators sufficient time to review the proposal and provide their comments prior to the FERC ruling on the proposal. In March 2004, the APSC initiated a proceeding to review Entergy's proposal and compare the benefits of such a proposal to the alternative of Entergy joining the Southwest Power Pool RTO. The APSC sought comments from all interested parties on this issue, with initial comments due in May 2004 and reply comments due in June 2004. Various parties, including the APSC General Staff, filed comments opposing the ICT proposal. A public hearing has not been scheduled by the APSC at this time. In May 2004, Entergy Mississippi filed a petition for review with the MPSC requesting MPSC support for the ICT proposal. A hearing in that proceeding is scheduled for late August. Entergy Louisiana and Entergy Gulf States have filed an application with the LPSC requesting that the LPSC find that the proposal is a prudent and appropriate course of action. No procedural schedule has been established for that proceeding. In addition to these proceedings, a technical conference regarding the ICT proposal was held late in July 2004.

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

In April 2004, the FERC issued its Order on Rehearing and Modifying Interim Generation Market Power Analysis and Mitigation Policy. In its Order on Rehearing, the FERC established a new interim generation market power analysis that will consider two indicative market power screens: (1) the pivotal supplier screen that is designed to measure an applicant's market power based on the applicant's share of uncommitted capacity at the time of the control area market's annual peak demand; and (2) the market share screen that is designed to evaluate an applicant's market share of uncommitted capacity on a seasonal basis. An integrated utility's native load obligation will be reflected in both screens; however, the proxy for native load obligation differs between the screens. For the uncommitted pivotal supplier screen the proxy for native load is the average of the daily native load peaks during the month in which the annual peak load day occurs; for the uncommitted market share screen the proxy for native load is the minimum peak load day for each season. In the event an applicant fails either of these screens, there will be a rebuttable presumption that market power exists. The applicant will then have the opportunity to either: (1) submit a more detailed market power analysis that reflects market prices and measures an applicant's "economic capacity" and "available economic capacity" under the "delivered price test;" or (2) propose case-specific mitigation tailored to the applicant's specific circumstances or adopt cost-based rates for sales within the applicant's control area. In its Order on Rehearing, the FERC also determined: (1) that transmission market power and the need to employ an independent entity to operate and administer an applicant's OASIS site is more properly considered in other proceedings, to the extent appropriate, and would not be considered in evaluating an applicant's generation market power for purposes of granting market-based rate authority; and (2) to eliminate the exemption from the generation market power analysis for sales within an RTO/ISO that had approved market monitoring. Several parties, including Entergy, filed for rehearing of the April 2004 Order. Among other things, Entergy argued that the market share screen is overly conservative and overstates vertically integrated utilities' ability to exercise market power. On July 8, 2004, the FERC issued an order on rehearing reaffirming the use of the pivotal supplier and market share screens and clarified certain instructions for performing such analysis. With regard to the delivered price test analysis, the FERC declined to make a determination on whether an applicant's native load obligations should be included in the delivered price analysis, but instead indicated that it would evaluate the arguments of both the applicant and intervenors as to which measure (one with or without native load obligations) more accurately reflects market conditions. Entergy is required to file its generation market power analysis pursuant to the two indicative screens in August 2004.

In a companion order, the FERC initiated a rulemaking proceeding to address, among other things, whether the FERC should retain or modify its existing four-prong test for evaluating market-based rate applications (i.e., whether the applicant has generation or transmission market power, whether the applicant can erect barriers to entry, and whether there are affiliate abuse or reciprocal dealing concerns), and whether the FERC should adopt different approaches for affiliate transactions. Initially, the FERC will hold a series of technical conferences to determine the issues that need to be considered and the procedural direction the rulemaking should take. The first of these technical conferences was held in June 2004.

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

Also see the Form 10-K for a discussion of the proceedings involving the interconnection agreements with certain generators interconnecting to the domestic utility companies' transmission system. In June 2004, a FERC ALJ issued an Initial Decision in a proceeding involving a complaint filed by one of the generators. In the complaint, the generator was seeking to modify its previous interconnection agreement in order to obtain more favorable transmission crediting provisions contained in Entergy's current pro forma interconnection and operating agreement. In the Initial Decision, the ALJ determined that the generator is entitled to obtain the benefits of Entergy's current pro forma interconnection and operating agreement. Entergy has filed a brief on exceptions with the FERC opposing the Initial Decision.

Retail-Texas

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory and Entergy Gulf States' independent organization request. On March 15, 2004, the PUCT issued a preliminary order in Entergy Gulf States' independence proceeding in which the PUCT determined, among other things, that the ultimate question in the proceeding is whether Entergy Gulf States' proposed independent organization, Entergy Transmission Organization, is sufficiently independent of any producer or seller of electricity that its decisions will not be unduly influenced by any producer or seller. After a hearing held in June 2004 on the merits, the PUCT denied Entergy's application to certify Entergy's transmission organization as an independent organization under Texas law. In its order, the PUCT also ordered: the cessation of efforts to develop an interim solution for retail open access in Entergy Gulf States' Texas service territory, termination of the pilot project in that territory, and a delay in retail open access in that territory until either a FERC-approved RTO is in place or some other independent transmission entity is certified under Texas law. Several parties have filed motions for rehearing on the termination of the pilot program aspect of the order, claiming the issue was not properly a part of the proceeding.

Nuclear Matters

See the Form 10-K for the discussion of the review by the Federal Emergency Management Agency (FEMA) of the emergency evacuation plans for Indian Point, and Westchester County's appeal to FEMA of FEMA's notice of certification of the Indian Point Emergency Plan. In June 2004, FEMA issued letters rejecting Westchester County's appeal and reaffirming its certification.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy's accounting for nuclear decommissioning costs, impairment of long-lived assets, mark-to-market derivative instruments, pension and other postretirement costs, and other contingencies.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
	(In Thousands, Except Share Data)

OPERATING REVENUES
Domestic electric	$1,952,049	$1,925,941	$3,653,377	$3,527,679
Natural gas	38,146	33,698	121,962	113,936
Competitive businesses	494,902	394,270	961,307	750,017
TOTAL	2,485,097	2,353,909	4,736,646	4,391,632

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	488,368	496,014	1,038,495	884,055
Purchased power	555,439	447,017	1,004,959	817,965
Nuclear refueling outage expenses	39,099	40,251	80,706	79,144
Provision for turbine commitments, asset impairments,
and restructuring charges	-	-	-	(7,743)
Other operation and maintenance	567,746	564,466	1,068,997	1,087,116
Decommissioning	37,098	34,361	75,446	71,859
Taxes other than income taxes	103,283	100,505	200,585	198,242
Depreciation and amortization	215,640	205,446	426,289	416,492
Other regulatory charges (credits) - net	(15,888)	4,273	(31,977)	19,526
TOTAL	1,990,785	1,892,333	3,863,500	3,566,656

OPERATING INCOME	494,312	461,576	873,146	824,976

OTHER INCOME
Allowance for equity funds used during construction	8,016	9,740	15,479	17,027
Interest and dividend income	25,823	29,927	54,074	59,751
Equity in earnings of unconsolidated equity affiliates	20,288	70,292	40,107	198,353
Miscellaneous - net	13,571	(103,451)	18,740	(91,834)
TOTAL	67,698	6,508	128,400	183,297

INTEREST AND OTHER CHARGES
Interest on long-term debt	116,211	121,936	235,672	244,381
Other interest - net	13,563	16,247	19,778	29,291
Allowance for borrowed funds used during construction	(4,970)	(7,449)	(10,124)	(13,168)
TOTAL	124,804	130,734	245,326	260,504

INCOME BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGES	437,206	337,350	756,220	747,769

Income taxes	166,195	125,833	272,192	278,251

INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGES	271,011	211,517	484,028	469,518

CUMULATIVE EFFECT OF ACCOUNTING
CHANGES (net of income taxes of $93,754)	-	-	-	142,922

CONSOLIDATED NET INCOME	271,011	211,517	484,028	612,440

Preferred dividend requirements and other	5,829	5,876	11,685	11,792

EARNINGS APPLICABLE TO
COMMON STOCK	$265,182	$205,641	$472,343	$600,648

Earnings per average common share before cumulative
effect of accounting changes:
Basic	$1.16	$0.91	$2.06	$2.03
Diluted	$1.14	$0.89	$2.02	$1.99
Earnings per average common share:
Basic	$1.16	$0.91	$2.06	$2.67
Diluted	$1.14	$0.89	$2.02	$2.61
Dividends declared per common share	$0.45	$0.35	$0.90	$0.70

Average number of common shares outstanding:
Basic	228,714,654	226,609,159	229,489,646	225,149,356
Diluted	232,775,049	231,579,242	234,007,635	229,916,344

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$484,028	$612,440
Noncash items included in net income:
Reserve for regulatory adjustments	2,407	(12,080)
Other regulatory charges (credits) - net	(31,977)	19,526
Depreciation, amortization, and decommissioning	501,735	488,351
Deferred income taxes and investment tax credits	138,574	185,872
Cumulative effect of accounting changes	-	(142,922)
Equity in undistributed earnings of unconsolidated equity affiliates	(13,824)	(123,352)
Provision for turbine commitments, asset impairments, and restructuring charges	-	(7,743)
Changes in working capital:
Receivables	(184,375)	(268,990)
Fuel inventory	(22,592)	(25,078)
Accounts payable	33,120	(153,778)
Taxes accrued	111,393	71,677
Interest accrued	(18,811)	(28,685)
Deferred fuel	1,911	(96,306)
Other working capital accounts	23,352	(81,639)
Provision for estimated losses and reserves	(2,239)	110,868
Changes in other regulatory assets	4,217	(2,218)
Other	(97,849)	(20,680)
Net cash flow provided by operating activities	929,070	525,263

INVESTING ACTIVITIES
Construction/capital expenditures	(595,618)	(678,162)
Allowance for equity funds used during construction	15,479	17,027
Nuclear fuel purchases	(100,229)	(126,446)
Proceeds from sale/leaseback of nuclear fuel	61,694	39,089
Proceeds from sale of assets and businesses	21,978	25,414
Investment in non-utility properties	(8,442)	(47,542)
Increase in other investments	(11,071)	(167,054)
Changes in other temporary investments	50,000	-
Decommissioning trust contributions and realized change in trust assets	(44,588)	(49,597)
Other regulatory investments	(30,696)	(142,219)
Other	-	(5,603)
Net cash flow used in investing activities	(641,493)	(1,135,093)

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	272,977	1,482,495
Common stock and treasury stock	107,840	176,765
Retirement of long-term debt	(539,779)	(996,761)
Repurchase of common stock	(271,237)	-
Redemption of preferred stock	(2,250)	(2,250)
Changes in credit line borrowings - net	255,000	(140,000)
Dividends paid:
Common stock	(202,349)	(157,355)
Preferred stock	(11,913)	(11,792)
Net cash flow provided by (used in) financing activities	(391,711)	351,102

Effect of exchange rates on cash and cash equivalents	(2,401)	1,181

Net decrease in cash and cash equivalents	(106,535)	(257,547)

Cash and cash equivalents at beginning of period	692,233	1,335,328

Cash and cash equivalents at end of period	$585,698	$1,077,781

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$259,674	$291,950
Income taxes	$25,729	$91,282

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$137,793	$115,112
Temporary cash investments - at cost,
which approximates market	447,905	576,813
Special deposits	-	308
Total cash and cash equivalents	585,698	692,233
Other temporary investments	-	50,000
Notes receivable	2,124	1,730
Accounts receivable:
Customer	421,896	398,091
Allowance for doubtful accounts	(23,729)	(25,976)
Other	279,979	246,824
Accrued unbilled revenues	510,036	384,860
Total receivables	1,188,182	1,003,799
Deferred fuel costs	274,757	245,973
Fuel inventory - at average cost	133,075	110,482
Materials and supplies - at average cost	554,218	548,921
Deferred nuclear refueling outage costs	133,679	138,836
Prepayments and other	143,848	127,270
TOTAL	3,015,581	2,919,244

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	1,126,916	1,053,328
Decommissioning trust funds	2,343,123	2,278,533
Non-utility property - at cost (less accumulated depreciation)	264,158	262,384
Other	96,994	152,681
TOTAL	3,831,191	3,746,926

PROPERTY, PLANT AND EQUIPMENT
Electric	28,613,785	28,035,899
Property under capital lease	745,674	751,815
Natural gas	249,709	236,622
Construction work in progress	1,196,033	1,380,982
Nuclear fuel under capital lease	233,556	278,683
Nuclear fuel	293,690	234,421
TOTAL PROPERTY, PLANT AND EQUIPMENT	31,332,447	30,918,422
Less - accumulated depreciation and amortization	12,901,165	12,619,625
PROPERTY, PLANT AND EQUIPMENT - NET	18,431,282	18,298,797

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	808,867	830,539
Other regulatory assets	1,399,566	1,425,145
Long-term receivables	42,614	20,886
Goodwill	377,172	377,172
Other	963,295	935,501
TOTAL	3,591,514	3,589,243

TOTAL ASSETS	$28,869,568	$28,554,210

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$161,481	$524,372
Notes payable	110,348	351
Accounts payable	834,342	796,572
Customer deposits	211,956	199,620
Taxes accrued	173,845	224,926
Accumulated deferred income taxes	6,278	22,963
Nuclear refueling outage costs	14,566	8,238
Interest accrued	120,398	139,603
Obligations under capital leases	158,931	159,978
Other	372,005	205,600
TOTAL	2,164,150	2,282,223

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	5,010,674	4,779,513
Accumulated deferred investment tax credits	409,734	420,248
Obligations under capital leases	137,935	153,898
Other regulatory liabilities	321,802	291,239
Decommissioning and retirement cost liabilities	2,210,771	2,242,312
Transition to competition	79,098	79,098
Regulatory reserves	71,935	69,528
Accumulated provisions	505,506	506,960
Long-term debt	7,586,039	7,322,940
Preferred stock with sinking fund	18,602	20,852
Other	1,274,906	1,347,404
TOTAL	17,627,002	17,233,992

Preferred stock without sinking fund	334,337	334,337

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000
shares; issued 248,174,087 shares in 2004 and in 2003	2,482	2,482
Paid-in capital	4,819,044	4,767,615
Retained earnings	4,768,336	4,502,508
Accumulated other comprehensive income (loss)	(95,201)	(7,795)
Less - treasury stock, at cost (21,391,009 shares in 2004 and
19,276,445 shares in 2003)	750,582	561,152
TOTAL	8,744,079	8,703,658

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$28,869,568	$28,554,210

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
For the Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended

	2004		2003
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$4,605,907		$4,255,378
Add - Earnings applicable to common stock	265,182	$265,182	205,641	$205,641
Deduct:
Dividends declared on common stock	102,458		79,192
Capital stock and other expenses	295		(930)
Total	102,753		78,262
Retained Earnings - End of period	$4,768,336		$4,382,757

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS) (Net of Taxes):
Balance at beginning of period
Accumulated derivative instrument fair value changes	($41,997)		$16,696
Other accumulated comprehensive income (loss) items	48,490		(52,221)
Total	6,493		(35,525)

Net derivative instrument fair value changes
arising during the period	(77,544)	(77,544)	794	794

Foreign currency translation adjustments	693	693	1,554	1,554

Net unrealized investment gains (losses)	(24,843)	(24,843)	39,730	39,730

Balance at end of period:
Accumulated derivative instrument fair value changes	($119,541)		$17,490
Other accumulated comprehensive income (loss) items	24,340		(10,937)
Total	($95,201)		$6,553
Comprehensive Income		$163,488		$247,719

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$4,792,171		$4,674,510
Add: Common stock issuances related to stock plans	26,873		15,642
Paid-in Capital - End of period	$4,819,044		$4,690,152

	Six Months Ended
	2004		2003
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$4,502,508		$3,938,693
Add - Earnings applicable to common stock	472,343	$472,343	600,648	$600,648
Deduct:
Dividends declared on common stock	206,220		157,343
Capital stock and other expenses	295		(759)
Total	206,515		156,584
Retained Earnings - End of period	$4,768,336		$4,382,757

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS) (Net of Taxes):
Balance at beginning of period
Accumulated derivative instrument fair value changes	($25,811)		$17,313
Other accumulated comprehensive income (loss) items	18,016		(39,673)
Total	(7,795)		(22,360)

Net derivative instrument fair value changes
arising during the period	(93,730)	(93,730)	177	177

Foreign currency translation adjustments	2,401	2,401	1,710	1,710

Net unrealized investment gains (losses)	3,923	3,923	27,026	27,026

Balance at end of period:
Accumulated derivative instrument fair value changes	($119,541)		$17,490
Other accumulated comprehensive income (loss) items	24,340		(10,937)
Total	($95,201)		$6,553
Comprehensive Income		$384,937		$629,561

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$4,767,615		$4,666,753
Add: Common stock issuances related to stock plans	51,429		23,399
Paid-in Capital - End of period	$4,819,044		$4,690,152

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$603	$619	($16)	(3)
Commercial	479	470	9	2
Industrial	558	545	13	2
Governmental	48	51	(3)	(6)
Total retail	1,688	1,685	3	-
Sales for resale	104	102	2	2
Other	160	139	21	15
Total	$1,952	$1,926	$26	1

Billed Electric Energy
Sales (GWh):
Residential	6,911	7,170	(259)	(4)
Commercial	6,220	6,164	56	1
Industrial	9,922	9,556	366	4
Governmental	609	664	(55)	(8)
Total retail	23,662	23,554	108	-
Sales for resale	2,367	2,590	(223)	(9)
Total	26,029	26,144	(115)	-

	Six Months Ended		Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$1,212	$1,183	$29	2
Commercial	914	865	49	6
Industrial	1,072	996	76	8
Governmental	92	96	(4)	(4)
Total retail	3,290	3,140	150	5
Sales for resale	203	199	4	2
Other	160	189	(29)	(15)
Total	$3,653	$3,528	$125	4

Billed Electric Energy
Sales (GWh):
Residential	14,637	15,013	(376)	(3)
Commercial	12,107	11,986	121	1
Industrial	19,412	18,880	532	3
Governmental	1,209	1,297	(88)	(7)
Total retail	47,365	47,176	189	-
Sales for resale	4,785	5,103	(318)	(6)
Total	52,150	52,279	(129)	-

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

The Property Insurance Policy was renewed on April 1, 2004 with the following changes: 1) the deductibles for Indian Point 2 and 3 (each unit has a separate parameter), FitzPatrick, Pilgrim, and Vermont Yankee increased to $2.5 million per occurrence for other than turbine/generator damage; and 2) the deductibles for ANO 1 and 2, Grand Gulf 1, River Bend, and Waterford 3 increased to $5 million per occurrence for turbine/generator damage and $5 million per occurrence for other than turbine/generator damage.

Under Nuclear Electric Insurance Limited's (NEIL) Accidental Outage Coverage program, FitzPatrick's and Pilgrim's weekly indemnity decreased to $4 million and Vermont Yankee's weekly indemnity decreased to $3.5 million.

Under the property damage and accidental outage insurance programs, Entergy's nuclear plants could be subject to assessments should losses exceed the accumulated funds available from NEIL. As of June 30, 2004, the maximum amount of such possible assessments per occurrence was $68.9 million for the Non-Utility Nuclear plants and $50.8 million for the U.S. Utility plants.

Decommissioning Costs

See Note 9 to the consolidated financial statements in the Form 10-K for information on nuclear decommissioning costs. SFAS 143, "Accounting for Asset Retirement Obligations," which was implemented effective January 1, 2003, requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are recorded at their fair values (which are likely to be the present values of the estimated future cash outflows) in the period in which they are incurred, with an accompanying addition to the recorded cost of the long-lived asset. The asset retirement obligation is accreted each year through a charge to expense, to reflect the time value of money for this present value obligation. The amounts added to the carrying amounts of the long-lived assets are depreciated over the useful lives of the assets. The net effect of implementing this standard for the rate-regulated business of the domestic utility companies and System Energy was recorded as a regulatory asset, with no resulting impact on Entergy's net income. Entergy recorded these regulatory assets because existing rate mechanisms in each jurisdiction are based on the principle that Entergy will recover all ultimate costs of decommissioning from customers. The implementation of SFAS 143 for the portion of River Bend not subject to cost-based ratemaking decreased earnings by approximately $21 million net-of-tax ($0.09 per share) as a result of a one-time cumulative effect of accounting change. For the Non-Utility Nuclear business, the implementation of SFAS 143 resulted in an increase in earnings in 2003 of approximately $155 million net-of-tax ($0.67 per share) as a result of a one-time cumulative effect of accounting change.

In accordance with a new decommissioning cost study for ANO 1 and 2, which resulted in a lower estimate of the cost required to decommission the plants, in the first quarter of 2004 Entergy Arkansas recorded a revision to its estimated decommissioning cost liability. The revised estimate resulted in a $107.7 million reduction in its decommissioning liability, along with a $19.5 million reduction in utility plant and an $88.2 million reduction in the related regulatory asset.

As discussed in the Form 10-K, the Energy Policy Act of 1992 contains a provision that assesses domestic nuclear utilities with fees for the decontamination and decommissioning (D&D) of the DOE's past uranium enrichment operations. The Energy Policy Act calls for cessation of annual D&D assessments not later than October 24, 2007. Entergy will oppose any attempts to extend the assessments past this date, but cannot state with certainty that an extension will not be made.

CashPoint Bankruptcy

The domestic utility companies entered an agreement with CashPoint Network Services (CashPoint) under which CashPoint was to manage a network of payment agents through which Entergy's utility customers could pay their bills. The payment agent system allows customers to pay their bills at various commercial or governmental locations, rather than sending payments by mail. Approximately one-third of Entergy's utility customers use this process.

On April 19, 2004, CashPoint failed to pay funds due to the domestic utility companies that had been collected through payment agents. The domestic utility companies then obtained a temporary restraining order from the Civil District Court for the Parish of Orleans, State of Louisiana; enjoining CashPoint from distributing funds belonging to Entergy, except by paying those funds to Entergy. On April 22, 2004, a petition for involuntary Chapter 7 bankruptcy was filed against CashPoint by other creditors in the United States Bankruptcy Court for the Southern District of New York. In response to these events, the domestic utility companies expanded an existing contract with another company to manage all of their payment agents. Although Entergy cannot precisely determine at this time the amount that CashPoint owes to the domestic utility companies that may not be repaid, it has accrued an estimate of loss based on current information. If no cash is repaid to the domestic utility companies, an event Entergy does not believe is likely, the current estimate of maximum exposure to loss is approximately $26 million.

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

Texas

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory and Entergy Gulf States' independent organization request. On March 15, 2004, the PUCT issued a preliminary order in Entergy Gulf States' independence proceeding in which the PUCT determined, among other things, that the ultimate question in the proceeding is whether Entergy Gulf States' proposed independent organization, Entergy Transmission Organization, is sufficiently independent of any producer or seller of electricity that its decisions will not be unduly influenced by any producer or seller. After a hearing held in June 2004 on the merits, the PUCT denied Entergy's application to certify Entergy's transmission organization as an independent organization under Texas law. In its order, the PUCT also ordered: the cessation of efforts to develop an interim solution for retail open access in Entergy Gulf States' Texas service territory, termination of the pilot project in that territory, and a delay in retail open access in that territory until either a FERC-approved RTO is in place or some other independent transmission entity is certified under Texas law. Several parties have filed motions for rehearing on the termination of the pilot program aspect of the order, claiming the issue was not properly a part of the proceeding.

Deferred Fuel Costs

In March 2004, Entergy Arkansas filed with the APSC its energy cost recovery rider for the period April 2004 through March 2005. The filed energy cost rate, which accounts for 12 percent of a typical residential customer's bill using 1,000 kWh per month, increased 16 percent due primarily to the elimination of a credit contained in the prior year's rate to refund previously over-recovered fuel costs. Also included in this year's energy cost calculation is a decrease in rates of $3.9 million as a result of Entergy Arkansas' proposed retail customer protections due to the operation of a revised energy association method between the retail and wholesale sectors resulting from the approval of a life-of-resources power purchase agreement with Entergy New Orleans.

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

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of Entergy Gulf States' January 2001 fuel reconciliation case filed with the PUCT covering the period from March 1999 through August 2000 and subsequent proceedings at Travis County District Court and the Third District Court of Appeals. Entergy Gulf States appealed to the Court of Appeals the disallowance of approximately $4.2 million related to imputed capacity costs and the disallowance related to costs for energy delivered from the 30% non-regulated share of River Bend. Oral argument before the appellate court is scheduled for September 2004.

As discussed in Note 2 to the consolidated financial statements in the Form 10-K, in August 2000, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Louisiana pursuant to a November 1997 LPSC general order. The time period that is the subject of the audit is January 1, 2000 through December 31, 2001. In September 2003, the LPSC staff issued its audit report and recommended a disallowance with regard to one item. The issue relates to the alleged failure to uprate Waterford 3 in a timely manner, a claim that also has been raised in the summer 2001, 2002, and 2003 purchased power proceedings. The LPSC staff has quantified the possible disallowance as between $7.6 and $14 million. Entergy Louisiana notified the LPSC that it will contest the recommendation. A procedural schedule has been adopted and hearings, which also will address issues relating to the reasonableness of transmission planning and purchases of power from affiliates, the potential value of which issues cannot yet be quantified, are scheduled to begin in April 2005.

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

Filings with the LPSC

Annual Earnings Reviews (Entergy Gulf States)

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of Entergy Gulf States' ninth and last required post-merger analysis filed with the LPSC in May 2002. In the LPSC staff's December 2003 testimony, the staff recommended a rate refund of approximately $30 million and a prospective rate reduction of approximately $50 million. Hearings concluded in May 2004.

Proposed Settlement (Entergy Gulf States and Entergy Louisiana)

In June 2004, Entergy Gulf States and Entergy Louisiana filed a settlement offer with the LPSC that would resolve, among other dockets, Entergy Gulf States' ninth post-merger analysis and dockets established to consider issues concerning the companies' power purchases for the summers of 2001, 2002, and 2003. The proposed settlement includes an offer to refund approximately $64 million to Entergy Gulf States' Louisiana customers and $1 million to Entergy Louisiana's customers, with no change in either company's current base rates.  The settlement also proposes a performance-based rate structure. The LPSC has decided to treat the proposal as a contested settlement proposal and is expected to address the proposed settlement following a hearing and pre-hearing procedures.

Retail Rates

(Entergy Gulf States)

In July 2004, Entergy Gulf States filed with the LPSC an application for a change in its rates and charges seeking an increase of $9.1 million in gas base rates in order to allow Entergy Gulf States an opportunity to earn a fair and reasonable rate of return. Entergy Gulf States is also seeking approval of certain proposed rate design, rate schedule and policy changes. A procedural schedule has not yet been established.

(Entergy Louisiana)

See Note 2 to the consolidated financial statements in the Form 10-K for Entergy Louisiana's rate filing with the LPSC requesting a base rate increase. In August 2004, the LPSC Staff filed testimony in which it recommended up to a $19.5 million rate increase for Entergy Louisiana, assuming that the Perryville acquisition is approved in time for the Perryville costs to be included in rates set in this proceeding.  Additional issues and updates that will be evaluated in connection with this proceeding are likely to result in revisions to the LPSC Staff's recommendation.  These issues may reduce the amount of the recommended rate increase or cause it to become a recommendation for a rate decrease. Hearings are currently scheduled to begin in November 2004.

Filings with the City Council

Formula Rate Plan Filings

In April 2004, Entergy New Orleans made filings with the City Council as required by the earnings review process prescribed by the Gas and Electric Formula Rate Plans approved by the Council in 2003. The filings show an increase in Entergy New Orleans' electric revenues of $1.15 million and an increase in Entergy New Orleans' gas revenues of $32,000 are warranted. The Council Advisors and intervenors reviewed the filings, and filed their recommendations in July 2004. In August 2004, in accordance with the City Council's requirements for the formula rate plans, Entergy New Orleans made a filing with the City Council reflecting the parties' concurrence that no change in Entergy New Orleans' electric or gas rates is warranted.

Fuel Adjustment Clause Litigation

See "Fuel Adjustment Clause Litigation" in Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the complaint filed by a group of ratepayers in state court in Orleans Parish and with the City Council regarding certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the City Council. In February 2004, the City Council approved a resolution that results in a refund to customers of $11.3 million, including interest, during the months of June through September 2004. The resolution concludes, among other things, that the record does not support an allegation that Entergy New Orleans' actions or inactions, either alone or in concert with Entergy or any of its affiliates, constituted a misrepresentation or a suppression of the truth made in order to obtain an unjust advantage of Entergy New Orleans, or to cause loss, inconvenience or harm to its ratepayers. Management believes that it has adequately provided for the liability associated with this proceeding. The plaintiffs have appealed the City Council resolution to the state court in Orleans Parish. Oral argument on the plaintiffs' appeal is scheduled for February 2005. In addition, in March 2004, the plaintiffs supplemented and amended the class action petition that had been filed in state court in April 1999. This proceeding has been stayed pending resolution of plaintiffs' appeal in the proceeding commenced with the City Council.

NOTE 3. COMMON EQUITY

Common Stock

Earnings per Share

The following tables present Entergy's basic and diluted earnings per share (EPS) calculations included on the consolidated income statement:

	For the Three Months Ended June 30,
	2004		2003
	(In Millions, Except Per Share Data)
		$/share		$/share
Earnings applicable to common stock	$265.2		$205.6

Average number of common shares outstanding - basic	228.7	$1.16	226.6	$0.91
Average dilutive effect of:
Stock Options	3.6	(0.018)	4.3	(0.017)
Equity Awards	0.3	(0.002)	0.5	(0.002)
Deferred Units	0.2	(0.001)	0.2	(0.001)
Average number of common shares outstanding - diluted	232.8	$1.14	231.6	$0.89

	For the Six Months Ended June 30,
	2004		2003
	(In Millions, Except Per Share Data)
		$/share		$/share
Income before cumulative effect of accounting change less preferred dividends	$472.3		$457.7

Average number of common shares outstanding - basic	229.5	$2.06	225.1	$2.03
Average dilutive effect of:
Stock Options	4.0	(0.035)	4.1	(0.036)
Equity Awards	0.3	(0.003)	0.5	(0.005)
Deferred Units	0.2	(0.002)	0.2	(0.002)
Average number of common shares outstanding - diluted	234.0	$2.02	229.9	$1.99

Earnings applicable to common stock	$472.3		$600.6

Average number of common shares outstanding - basic	229.5	$2.06	225.1	$2.67
Average dilutive effect of:
Stock Options	4.0	(0.035)	4.1	(0.048)
Equity Awards	0.3	(0.003)	0.5	(0.006)
Deferred Units	0.2	(0.002)	0.2	(0.002)
Average number of common shares outstanding - diluted	234.0	$2.02	229.9	$2.61

Entergy's stock option and other stock compensation plans are discussed in Note 8 to the consolidated financial statements in the Form 10-K.

For the six months ended June 30, 2004, Entergy Corporation issued 2,885,436 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards and repurchased 5,000,000 shares of common stock for a total purchase price of $271.2 million.

Retained Earnings

On July 30, 2004, Entergy Corporation's Board of Directors declared a common stock dividend of $0.45 per share, payable on September 1, 2004, to holders of record as of August 12, 2004.

NOTE 4. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

In May 2004, Entergy Corporation renewed its 364-day bank credit facility with two separate facilities, a 364-day credit facility and a 3-year credit facility. The 364-day credit facility has a borrowing capacity of $485 million and expires in May 2005. As of June 30, 2004, no borrowings were outstanding on this facility. The 3-year credit facility has a borrowing capacity of $965 million and expires in May 2007. As of June 30, 2004, $145 million in borrowings were outstanding on this facility. Entergy also has the ability to issue letters of credit against the 3-year facility, and $40 million had been issued against this facility at June 30, 2004. Although the Entergy Corporation 364-day credit facility expires in May 2005, Entergy has the discretionary option to extend the period to repay the amount then outstanding for an additional 364-day term. Because of this option, which Entergy intends to exercise if it does not renew the credit line or obtain an alternative source of financing, any debt outstanding under the credit facilities is reflected in long-term debt on the balance sheet. The average commitment fee for the facilities is currently 0.14% of the line amount. Commitment fees and interest rates on loans under the credit facilities can fluctuate depending on the senior debt ratings of the domestic utility companies.

The short-term borrowings of Entergy's subsidiaries are limited to amounts authorized by the SEC. The current limits authorized are effective through November 30, 2004. In addition to borrowing from commercial banks, Entergy's subsidiaries are authorized to borrow from the Entergy System Money Pool (money pool). The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the SEC authorized limits. As of June 30, 2004, Entergy's subsidiaries' authorized limit was $1.6 billion and the outstanding borrowing from the money pool was $157.4 million.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans each have separate short-term credit facilities available as follows:

Company	Expiration Date	Amount of Facility	Amount Drawn as of June 30, 2004

Entergy Arkansas	April 2005	$85 million	$85 million
Entergy Louisiana	April 2005	$15 million	-
Entergy Mississippi	May 2005	$25 million	$25 million
Entergy New Orleans	April 2005	$14 million	-

The combined amount borrowed by Entergy Louisiana and Entergy New Orleans under these facilities at any one time cannot exceed $15 million. The facilities have variable interest rates and the average commitment fee is 0.15%.

The following long-term debt has been issued by Entergy in 2004:

	Issue Date	Amount
		(In Thousands)
U.S. Utility
Mortgage Bonds:
5.50% Series due April 2019, Entergy Louisiana	March 2004	$100,000
6.25% Series due April 2034, Entergy Mississippi	April 2004	$100,000
4.65% Series due May 2011, Entergy Mississippi	April 2004	$80,000

The following long-term debt has been retired by Entergy in 2004:

	Retirement Date	Amount
		(In Thousands)
U.S. Utility
Mortgage Bonds:
8.25% Series due April 2004, Entergy Gulf States	April 2004	$292,000
6.20% Series due May 2004, Entergy Mississippi	May 2004	$75,000
6.45% Series due April 2008, Entergy Mississippi	May 2004	$80,000
7.70% Series due July 2023, Entergy Mississippi	May 2004	$60,000
Other Long-term Debt:
Grand Gulf Lease Obligation payment	N/A	$6,348
Waterford 3 Lease Obligation payment	N/A	$14,809

NOTE 5. STOCK-BASED COMPENSATION

As described more fully in Note 8 to the consolidated financial statements in the Form 10-K, Entergy grants stock options to key employees of the Entergy subsidiaries. Prior to 2003, Entergy applied the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the stock option grants. Effective January 1, 2003, Entergy prospectively adopted the fair value based method of accounting for stock options prescribed by SFAS 123, "Accounting for Stock-Based Compensation." Awards under Entergy's stock-based compensation plans vest over three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if Entergy would have historically applied the fair value based method of accounting to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Thousands, Except Per Share Data)

Earnings applicable to common stock	$265,182	$205,641	$472,343	$600,648
Add: Stock-based compensation expense included in earnings applicable to common stock, net of related tax effects	1,389	717	2,362	1,421
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	4,271	6,142	8,126	12,271

Pro forma earnings applicable to common stock	$262,300	$200,216	$466,579	$589,798

Earnings per average common share:
Basic	$1.16	$0.91	$2.06	$2.67
Basic - pro forma	$1.15	$0.88	$2.03	$2.62

Diluted	$1.14	$0.89	$2.02	$2.61
Diluted - pro forma	$1.13	$0.86	$1.99	$2.57

NOTE 6. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Components of Net Pension Cost

Entergy's pension cost, including amounts capitalized, for the three months ended June 30, 2004 and 2003, included the following components:

	2004	2003
	(In Thousands)

Service cost - benefits earned during the period	$18,527	$14,430
Interest cost on projected benefit obligation	35,979	30,363
Expected return on assets	(38,580)	(36,702)
Amortization of transition asset	(190)	(180)
Amortization of prior service cost	1,413	1,362
Amortization of loss	4,407	1,146
Net pension costs	$21,556	$10,419

Entergy's pension cost, including amounts capitalized, for the six months ended June 30, 2004 and 2003, included the following components:

	2004	2003
	(In Thousands)

Service cost - benefits earned during the period	$37,262	$32,146
Interest cost on projected benefit obligation	71,994	67,504
Expected return on assets	(77,304)	(83,212)
Amortization of transition asset	(382)	(402)
Amortization of prior service cost	2,826	3,056
Amortization of loss	8,808	2,098
Net pension costs	$43,204	$21,190

Components of Net Other Postretirement Benefit Cost

Entergy's other postretirement benefit cost, including amounts capitalized, for the three months ended June 30, 2004 and 2003, included the following components:

	2004	2003
	(In Thousands)

Service cost - benefits earned during the period	$8,145	$10,533
Interest cost on APBO	13,436	13,284
Expected return on assets	(4,625)	(3,828)
Amortization of transition obligation	205	2,868
Amortization of prior service cost	(609)	249
Amortization of loss	5,474	4,440
Net other postretirement benefit cost	$22,026	$27,546

Entergy's other postretirement benefit cost, including amounts capitalized, for the six months ended June 30, 2004 and 2003, included the following components:

	2004	2003
	(In Thousands)

Service cost - benefits earned during the period	$17,853	$18,912
Interest cost on APBO	27,733	26,094
Expected return on assets	(9,327)	(8,056)
Amortization of transition obligation	1,447	5,736
Amortization of prior service cost	(1,498)	498
Amortization of loss	11,427	7,170
Net other postretirement benefit cost	$47,635	$50,354

Employer Contributions

Entergy previously disclosed in its 2003 Form 10-K that it expected to contribute $110 million to its pension plans in 2004. In April 2004, the President signed the Pension Funding Equity Act of 2004 into law, which reduced Entergy's estimated 2004 pension contribution to $72.8 million. As of June 30, 2004, Entergy has contributed $33.1 million to its pension plans. Therefore, Entergy presently anticipates contributing an additional $39.7 million to fund its pension plans in 2004.

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

As disclosed in Note 11 to the consolidated financial statements in the Form 10-K, Entergy elected to record an estimate of the effects of the Medicare Act in December 2003. Based on actuarial analysis at June 30, 2004, the estimated impact of future Medicare subsidies reduced the December 31, 2003 Accumulated Postretirement Benefit Obligation by $72 million and reduced the second quarter 2004 and six months ended June 30, 2004 other postretirement benefit cost by $4.5 million and $7 million, respectively. When specific guidance for the federal subsidy is issued, these estimates could change.

NOTE 7. BUSINESS SEGMENT INFORMATION

Entergy's reportable segments as of June 30, 2004 are U.S. Utility, Non-Utility Nuclear, and Energy Commodity Services. "All Other" includes the parent company, Entergy Corporation, and other business activity, including the Competitive Retail Services business, which has higher revenues in 2004 as its number of customers has increased, and earnings on the proceeds of sales of previously-owned businesses.

Entergy's segment financial information for the second quarters of 2004 and 2003 is as follows:

	U. S. Utility	Non-Utility Nuclear*	Energy Commodity Services *	All Other*	Eliminations	Consolidated
	(In Thousands)
2004
Operating Revenues	$1,990,644	$338,745	$56,114	$117,000	($17,406)	$2,485,097
Equity in earnings of
unconsolidated equity affiliates	-	-	20,288	-	-	20,288
Income Taxes (Benefit)	123,852	40,638	6,966	(5,261)	-	166,195
Net Income (Loss)	200,793	62,994	9,494	(2,270)	-	271,011

2003
Operating Revenues	$1,960,186	$292,082	$69,494	$38,031	($5,884)	$2,353,909
Equity in earnings of
unconsolidated equity affiliates	-	-	70,292	-	-	70,292
Income Taxes (Benefit)	76,787	29,007	35,891	(15,852)	-	125,833
Net Income (Loss)	127,592	44,860	48,575	(9,510)	-	211,517

Entergy's segment financial information for the six months ended June 30, 2004 and 2003 is as follows:

	U. S. Utility	Non-Utility Nuclear*	Energy Commodity Services *	All Other*	Eliminations	Consolidated
	(In Thousands)
2004
Operating Revenues	$3,776,162	$683,593	$99,283	$210,384	($32,776)	$4,736,646
Equity in earnings of
unconsolidated equity affiliates	-	-	40,107	-	-	40,107
Income Taxes (Benefit)	196,530	84,333	10,335	(19,006)	-	272,192
Net Income	322,306	131,828	19,303	10,591	-	484,028
Total Assets	22,578,669	4,402,482	2,232,268	1,138,057	(1,481,908)	28,869,568

2003
Operating Revenues	$3,642,558	$601,887	$100,879	$52,648	($6,340)	$4,391,632
Equity in earnings of
unconsolidated equity affiliates	-	-	198,353	-	-	198,353
Income Taxes (Benefit)	158,668	52,087	86,916	(19,420)	-	278,251
Cumulative effect of
accounting changes, net of tax	(21,333)	160,360	3,895	-	-	142,922
Net Income (Loss)	241,297	241,845	142,366	(13,068)	-	612,440
Total Assets	22,888,750	4,157,603	2,364,914	1,592,420	(2,171,226)	28,832,461

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

ENTERGY ARKANSAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2004 Compared to Second Quarter 2003

Net income decreased $4.3 million primarily due to an increase in other operation and maintenance expenses, partially offset by a decrease in interest charges.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net income decreased $12.1 million primarily due to a decrease in net revenue and an increase in other operation and maintenance expenses, partially offset by a decrease in interest charges.

Net Revenue

Second Quarter 2004 Compared to Second Quarter 2003

Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory credits. Net revenue increased slightly, less than 1%, for the second quarter 2004 compared to the second quarter 2003, as shown below.

Amount
(In Millions)

2003 net revenue	$246.1
Miscellaneous items	2.1
2004 net revenue	$248.2

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Following is an analysis of the change in net revenue comparing the six months ended June 30, 2004 to the six months ended June 30, 2003.

Amount
(In Millions)

2003 net revenue	$473.6
Deferred fuel cost revisions	(16.9)
Other	(1.7)
2004 net revenue	$455.0

Deferred fuel cost revisions decreased net revenue due to a revised estimate of fuel costs filed for recovery at Entergy Arkansas in the March 2004 energy cost recovery rider, which reduced net revenue by $11.5 million. The remainder of the variance is due to the 2002 energy cost recovery true-up, made in the first quarter of 2003, which increased net revenue in 2003.

Other Income Statement Variances

Second Quarter 2004 Compared to Second Quarter 2003

Other operation and maintenance expenses increased primarily due to:

    an increase of $11.3 million due to lower customer service support costs in 2003; and
    an increase of $2.1 million in benefits costs.

Interest charges decreased primarily due to the refinancing of First Mortgage Bonds in mid-2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Other operation and maintenance expenses increased primarily due to:

    an increase of $8.4 million due to lower customer service support costs in 2003; and
    an increase of $4.7 million in benefits costs.

Interest charges decreased primarily due to the refinancing of First Mortgage Bonds in mid-2003.

Income Taxes

The effective income tax rates for the second quarters of 2004 and 2003 were 34.4% and 37.1%, respectively. The effective income tax rates for the six months ended June 30, 2004 and 2003 were 36.4% and 38.6%, respectively. The differences in the effective income tax rates for the second quarter 2003 and the six months ended June 30, 2003 versus the federal statutory rate of 35% are primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by flow-through book and tax timing differences and the amortization of investment tax credits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2004 and 2003 were as follows:

	2004	2003
	(In Thousands)

Cash and cash equivalents at beginning of period	$8,834	$95,513

Cash flow provided by (used in):
Operating activities	78,212	115,047
Investing activities	(115,838)	(134,891)
Financing activities	65,412	241,155
Net increase in cash and cash equivalents	27,786	221,311

Cash and cash equivalents at end of period	$36,620	$316,824

Operating Activities

Cash flow from operations decreased $36.8 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to money pool activity. Money pool activity used $92.5 million of Entergy Arkansas' operating cash flows in the six months ended June 30, 2004 and used $50.3 million in the six months ended June 30, 2003.

Entergy Arkansas' receivables from or (payables to) the money pool were as follows:

June 30, 2004	December 31, 2003	June 30, 2003	December 31, 2002
(In Thousands)

$23,370	($69,153)	$54,606	$4,279

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Investing Activities

Net cash used by investing activities decreased $19.1 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to a decrease in construction expenditures resulting from less independent power producer-related work performed in 2004 combined with lower spending on customer support projects in 2004.

Financing Activities

Net cash provided by financing activities decreased $175.7 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to the net issuance of $262 million of First Mortgage Bonds for the six months ended June 30, 2003. The decrease was partially offset by an $85 million borrowing made on Entergy Arkansas' 364-day credit facility during the six months ended June 30, 2004.

Uses and Sources of Capital

See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Arkansas' uses and sources of capital. Following is an update to the information provided in the Form 10-K.

In April 2004, Entergy Arkansas renewed its 364-day credit facility through April 30, 2005 and increased the amount available to $85 million. The facility was fully drawn at June 30, 2004.

Significant Factors and Known Trends

See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of utility restructuring, System Agreement proceedings, market and credit risks, state and local regulatory risks, nuclear matters, and environmental risks. The following is an update to the Form 10-K.

System Agreement Proceedings

See the Form 10-K for a discussion of the proceeding commenced at FERC by the LPSC regarding production cost equalization under the System Agreement, the ALJ's Initial Decision in the proceeding, and the "Order of Investigation" issued by the APSC. Several parties, including Entergy, the LPSC, the APSC, the MPSC, the City Council, and the FERC Staff, filed briefs on exceptions in response to the ALJ's Initial Decision. Entergy's exceptions to the ALJ's Initial Decision include that: the practical effect of the Initial Decision is full production cost equalization, which was rejected in the Initial Decision and previously has been rejected by the FERC; implementation of resource planning for the Entergy System will be impeded; the remedy in the Initial Decision is inconsistent with the history, structure, and precedent regarding the System Agreement; the Initial Decision's remedy ignores the historical pattern of production cost disparities on the Entergy System and would result in substantial, sudden transfers of costs between groups of Entergy customers; the numerical standards proposed in the Initial Decision are arbitrary and are so complex they will be difficult to implement; the Initial Decision improperly rejected Entergy's resource planning remedy; the Initial Decision erroneously determined that the costs of the Vidalia project should be included in Entergy Louisiana's relative production costs for purposes of calculating relative production costs; and the Initial Decision erroneously adopted a new method of calculating reserve sharing costs rather than the current method.

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

Entergy Arkansas also filed its initial testimony in response to the APSC's February Order of Investigation discussed in the Form 10-K. The testimony emphasizes that the ALJ's Initial Decision is not a final order by the FERC; briefly discusses some of the aspects of the Initial Decision that are included in Entergy's exceptions filed with FERC; emphasizes that Entergy will seek to reverse the production cost-related portions of the Initial Decision; and states that Entergy Arkansas believes that it is premature, before FERC makes a decision, for Entergy Arkansas to determine whether its continued participation in the System Agreement is appropriate.

In addition, as discussed in the Form 10-K, the APSC had publicly announced its intention to initiate an inquiry into Entergy Louisiana's Vidalia purchased power contract. In April 2004, the APSC commenced the investigation and requested historical documents, records, and information from Entergy Arkansas, which Entergy Arkansas has provided to the APSC.

Also in April 2004, the APSC issued an order directing Entergy Arkansas to show cause why Entergy Arkansas should not have to indemnify and hold its customers harmless from any adverse financial effects related to Entergy Louisiana's pending acquisition of the Perryville power plant, or show that the Perryville unit will produce economic benefits for Entergy Arkansas' customers. Entergy Arkansas filed a response in May 2004 stating that Entergy will seek to reverse the production cost-related portions of the ALJ's Initial Decision in the System Agreement proceeding at FERC, that the Perryville acquisition is part of Entergy's request for proposal generation planning process, that Entergy Arkansas is not in a position to indemnify its retail customers from actions taken by FERC, and that the Perryville acquisition is expected to reduce the domestic utility companies' overall production costs. Procedural schedules have not been established yet in the APSC investigations.

Also in April 2004, the City Council issued a resolution directing Entergy New Orleans and Entergy Louisiana to notify the City Council and obtain prior approval for any action that would materially modify, amend, or terminate the System Agreement for one or more of the domestic utility companies. Entergy New Orleans and Entergy Louisiana appealed the City Council's resolution on the basis that the imposition of this requirement with respect to the System Agreement, a FERC-approved tariff, exceeds the City Council's jurisdiction and authority. In July 2004, the City Council answered the appeal and filed a third party demand and counterclaim against Entergy, the domestic utility companies, Entergy Services, and System Energy, seeking a declaratory judgment that Entergy and its subsidiaries cannot terminate the System Agreement until obligations owed under the March 2003 Agreement in Principle are satisfied.

Critical Accounting Estimates

See "Management's Financial Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Arkansas' accounting for nuclear decommissioning costs and pension and other retirement costs. Following is an update to the information provided in the Form 10-K.

Nuclear Decommissioning Costs

In accordance with a new decommissioning cost study for ANO 1 and 2, which resulted in a lower estimate of the cost required to decommission the plants, in the first quarter of 2004 Entergy Arkansas recorded a revision to its estimated decommissioning cost liability. The revised estimate resulted in a $107.7 million reduction in its decommissioning liability, along with a $19.5 million reduction in utility plant and an $88.2 million reduction in the related regulatory asset.

ENTERGY ARKANSAS, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$405,509	$394,884	$768,969	$757,633

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	35,316	41,207	95,103	77,088
Purchased power	127,828	117,415	230,156	223,466
Nuclear refueling outage expenses	5,453	5,943	11,790	11,886
Other operation and maintenance	94,215	80,303	178,656	165,813
Decommissioning	7,725	8,972	17,069	17,944
Taxes other than income taxes	9,898	9,178	18,294	18,012
Depreciation and amortization	50,269	48,719	99,937	99,887
Other regulatory credits - net	(5,864)	(9,792)	(11,270)	(16,532)
TOTAL	324,840	301,945	639,735	597,564

OPERATING INCOME	80,669	92,939	129,234	160,069

OTHER INCOME
Allowance for equity funds used during construction	2,454	2,801	4,647	4,229
Interest and dividend income	2,989	3,122	5,011	4,627
Miscellaneous - net	(497)	(1,171)	(1,547)	(2,513)
TOTAL	4,946	4,752	8,111	6,343

INTEREST AND OTHER CHARGES
Interest on long-term debt	19,769	22,750	39,517	45,178
Other interest - net	1,166	1,039	2,049	2,130
Allowance for borrowed funds used during construction	(1,279)	(1,700)	(2,580)	(2,626)
TOTAL	19,656	22,089	38,986	44,682

INCOME BEFORE INCOME TAXES	65,959	75,602	98,359	121,730

Income taxes	22,682	28,065	35,807	47,048

NET INCOME	43,277	47,537	62,552	74,682

Preferred dividend requirements and other	1,944	1,944	3,888	3,888

EARNINGS APPLICABLE TO
COMMON STOCK	$41,333	$45,593	$58,664	$70,794

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)

OPERATING ACTIVITIES
Net income	$62,552	$74,682
Noncash items included in net income:
Other regulatory credits - net	(11,270)	(16,532)
Depreciation, amortization, and decommissioning	117,006	117,831
Deferred income taxes and investment tax credits	54,552	(6,842)
Changes in working capital:
Receivables	(47,755)	(89,984)
Fuel inventory	(2,586)	(1,782)
Accounts payable	(64,605)	(9,497)
Taxes accrued	(12,123)	72,088
Interest accrued	(357)	(1,227)
Deferred fuel costs	(1,794)	(17,634)
Other working capital accounts	(7,342)	4,815
Provision for estimated losses and reserves	(6,517)	(4,308)
Changes in other regulatory assets	7,634	(20,226)
Other	(9,183)	13,663
Net cash flow provided by operating activities	78,212	115,047

INVESTING ACTIVITIES
Construction expenditures	(115,882)	(135,329)
Allowance for equity funds used during construction	4,647	4,229
Nuclear fuel purchases	(8,101)	-
Proceeds from sale/leaseback of nuclear fuel	8,101	-
Decommissioning trust contributions and realized
change in trust assets	(4,603)	(3,791)
Net cash flow used in investing activities	(115,838)	(134,891)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	362,043
Retirement of long-term debt	-	(100,000)
Changes in short-term borrowings	85,000	-
Dividends paid:
Common stock	(15,700)	(17,000)
Preferred stock	(3,888)	(3,888)
Net cash flow provided by financing activities	65,412	241,155

Net increase in cash and cash equivalents	27,786	221,311

Cash and cash equivalents at beginning of period	8,834	95,513

Cash and cash equivalents at end of period	$36,620	$316,824

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$38,999	$45,167
Income taxes	($5,400)	($17,800)

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
ASSETS
June 30, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$9,528	$8,834
Temporary cash investments - at cost,
which approximates market	27,092	-
Total cash and cash equivalents	36,620	8,834
Accounts receivable:
Customer	80,733	69,036
Allowance for doubtful accounts	(9,013)	(9,020)
Associated companies	69,409	50,390
Other	29,844	30,930
Accrued unbilled revenues	82,850	64,732
Total accounts receivable	253,823	206,068
Deferred fuel costs	12,351	10,557
Accumulated deferred income taxes	16,146	18,362
Fuel inventory - at average cost	9,308	6,722
Materials and supplies - at average cost	81,431	80,506
Deferred nuclear refueling outage costs	29,867	19,793
Prepayments and other	61,056	23,938
TOTAL	500,602	374,780

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	11,212	11,212
Decommissioning trust funds	370,354	360,485
Non-utility property - at cost (less accumulated depreciation)	1,454	1,456
Other	4,792	4,832
TOTAL	387,812	377,985

UTILITY PLANT
Electric	6,025,836	5,948,090
Property under capital lease	22,664	24,047
Construction work in progress	221,193	238,807
Nuclear fuel under capital lease	87,917	102,691
Nuclear fuel	14,681	7,466
TOTAL UTILITY PLANT	6,372,291	6,321,101
Less - accumulated depreciation and amortization	2,707,083	2,627,441
UTILITY PLANT - NET	3,665,208	3,693,660

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	124,320	128,311
Other regulatory assets	373,557	437,544
Other	50,680	45,798
TOTAL	548,557	611,653

TOTAL ASSETS	$5,102,179	$5,058,078

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT LIABILITIES
Notes payable	$85,000	$ -
Accounts payable:
Associated companies	47,368	106,958
Other	87,623	92,638
Customer deposits	40,742	37,693
Interest accrued	21,067	21,424
Obligations under capital leases	59,263	59,089
Other	18,695	16,924
TOTAL	359,758	334,726

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,069,433	996,455
Accumulated deferred investment tax credits	70,866	73,280
Obligations under capital leases	51,318	67,648
Other regulatory liabilities	58,188	52,923
Decommissioning	476,911	567,546
Accumulated provisions	33,632	40,149
Long-term debt	1,339,286	1,338,378
Other	205,050	192,200
TOTAL	3,304,684	3,328,579

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	116,350	116,350
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2004
and 2003	470	470
Paid-in capital	591,127	591,127
Retained earnings	729,790	686,826
TOTAL	1,437,737	1,394,773

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,102,179	$5,058,078

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$ 115	$ 106	$ 9	8
Commercial	73	68	5	7
Industrial	77	75	2	3
Governmental	4	4	-	-
Total retail	269	253	16	6
Sales for resale
Associated companies	55	66	(11)	(17)
Non-associated companies	47	48	(1)	(2)
Other	35	28	7	25
Total	$ 406	$ 395	$ 11	3

Billed Electric Energy
Sales (GWh):
Residential	1,431	1,374	57	4
Commercial	1,273	1,244	29	2
Industrial	1,714	1,754	(40)	(2)
Governmental	67	64	3	5
Total retail	4,485	4,436	49	1
Sales for resale
Associated companies	1,513	2,146	(633)	(29)
Non-associated companies	1,260	1,375	(115)	(8)
Total	7,258	7,957	(699)	(9)

	Six Months Ended		Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$ 246	$ 237	$ 9	4
Commercial	138	133	5	4
Industrial	145	144	1	1
Governmental	8	7	1	14
Total retail	537	521	16	3
Sales for resale
Associated companies	109	116	(7)	(6)
Non-associated companies	92	94	(2)	(2)
Other	31	27	4	15
Total	$ 769	$ 758	$ 11	1

Billed Electric Energy
Sales (GWh):
Residential	3,320	3,312	8	-
Commercial	2,486	2,456	30	1
Industrial	3,361	3,365	(4)	-
Governmental	131	127	4	3
Total retail	9,298	9,260	38	-
Sales for resale
Associated companies	3,185	3,754	(569)	(15)
Non-associated companies	2,533	2,793	(260)	(9)
Total	15,016	15,807	(791)	(5)

ENTERGY GULF STATES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2004 Compared to Second Quarter 2003

Net income increased $75.7 million primarily due to a $107.7 million accrual ($65.6 million net-of-tax) in June 2003 for the loss that would be associated with a final, non-appealable decision disallowing abeyed River Bend plant costs. See Note 2 to the domestic utility companies and System Energy financial statements for more details regarding the River Bend abeyed plant costs. The $10.1 million increase in earnings that remains after considering the effect of the 2003 accrual is primarily due to increases in net revenue and miscellaneous income and decreased interest charges on long-term debt, in each case as explained below.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net income increased $105.7 million primarily due to:

    a $107.7 million accrual ($65.6 million net-of-tax) in June 2003 for the loss that would be associated with a final, non-appealable decision disallowing abeyed River Bend plant costs. See Note 2 to the domestic utility companies and System Energy financial statements for more details regarding the River Bend abeyed plant costs;
    a one-time $21.3 million net-of-tax cumulative effect of accounting change in 2003 due to the implementation of SFAS 143;
    increased net revenue, as explained below;
    increased miscellaneous income due to a reduction in the loss provision for an environmental clean-up site; and
    decreased interest charges on long-term debt.

Net Revenue

Second Quarter 2004 Compared to Second Quarter 2003

Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory charges/(credits). Following is an analysis of the change in net revenue comparing the second quarter of 2004 to the second quarter of 2003.

Amount
(In Millions)

2003 net revenue	$291.3
Net wholesale revenue	6.1
Summer capacity charges	2.2
Volume/weather	1.8
Price applied to unbilled sales	(4.2)
Other	(0.8)
2004 net revenue	$296.4

The net wholesale revenue variance resulted primarily from increased volume associated with sales to affiliated systems.

The summer capacity charges variance is due to the amortization in the second quarter of 2003 of deferred capacity charges for the summer of 2001 compared to the absence of the amortization in the second quarter of 2004. The amortization of these capacity charges began in June 2002 and ended in May 2003.

The volume/weather variance resulted from increased usage primarily in the unbilled sales period, partially offset by the effect of milder weather on billed sales compared to the same period in 2003.

The price applied to unbilled sales variance results primarily from a decrease in the fuel price applied to unbilled sales.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to a decrease of $22 million in fuel cost recovery revenues partially offset by increased gross wholesale revenues of $6.9 million primarily due to increased sales to affiliated systems.

Fuel and purchased power expenses decreased primarily due to the displacement of higher-priced gas generation by lower-priced coal and nuclear generation and purchased power.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Following is an analysis of the change in net revenue comparing the six months ended June 30, 2004 to the six months ended June 30, 2003.

Amount
(In Millions)

2003 net revenue	$548.9
Net wholesale revenue	14.3
Volume/weather	5.7
Summer capacity charges	5.5
Price applied to unbilled sales	(10.2)
Other	(5.1)
2004 net revenue	$559.1

The net wholesale revenue variance resulted from increased volume associated with sales to affiliated systems and higher pricing on sales to municipal and co-op customers and adjoining utility systems.

The volume/weather variance resulted from increased usage in the industrial sector, partially offset by decreased residential usage due to the effect of milder weather on billed sales as compared to the same period in 2003.

The summer capacity charges variance is due to the amortization in 2003 of deferred capacity charges for the summer of 2001 compared to the absence of the amortization in 2004. The amortization of these capacity charges began in June 2002 and ended in May 2003.

The price applied to unbilled sales variance results primarily from a decrease in the fuel price applied to unbilled sales.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to an increase of $41 million in fuel cost recovery revenues due to higher fuel rates.

Fuel and purchased power expenses increased primarily due to an increase in the market prices of natural gas, oil, and purchased power, and an increase in electric generation.

Other regulatory credits increased primarily due to:

    the deferral of capacity costs in 2004 resulting from the Perryville interim purchased power agreement; and
    the amortization in 2003 of deferred capacity charges for the summer of 2001, as discussed above.

Other Income Statement Variances

Second Quarter 2004 Compared to Second Quarter 2003

Miscellaneous income - net increased $119.4 million primarily due to a $107.7 million accrual in June 2003 for the loss that would be associated with a final, non-appealable decision disallowing abeyed River Bend plant costs. See Note 2 to the domestic utility companies and System Energy financial statements for more details regarding the River Bend abeyed plant costs. Miscellaneous income also increased due to a reduction in the loss provision for an environmental clean-up site. During the second quarter of 2004, the provision was reduced by approximately $10 million based upon activities performed to date and the estimate of the remaining likely exposure associated with the ten-year groundwater monitoring study.

Interest on long-term debt decreased $8.1 million primarily due to the financing program and debt restructuring implemented in 2003, which resulted in extended maturities and lowered interest rates in Entergy Gulf States' debt portfolio.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Miscellaneous income - net increased $121.9 million primarily due to a $107.7 million accrual in June 2003 for the loss that would be associated with a final, non-appealable decision disallowing abeyed River Bend plant costs. See Note 2 to the domestic utility companies and System Energy financial statements for more details regarding the River Bend abeyed plant costs. Miscellaneous income also increased due to a reduction in the loss provision for an environmental clean-up site. During the second quarter of 2004, the provision was reduced by approximately $10 million based upon activities performed to date and the estimate of the remaining likely exposure associated with the ten-year groundwater monitoring study.

Interest on long-term debt decreased $9.2 million primarily due to the financing program and debt restructuring implemented in 2003, which resulted in extended maturities and lowered interest rates in Entergy Gulf States' debt portfolio.

Income Taxes

The effective income tax rates for the second quarters of 2004 and 2003 were 38.2% and 47.4%, respectively. The effective income tax rate for the six months ended June 30, 2004 was 35.6%. The differences in the effective income tax rates for the second quarter of 2004 and the six months ended June 30, 2004 versus the federal statutory rate of 35% are primarily due to state income taxes partially offset by the amortization of investment tax credits. The difference in the effective income tax rate for the second quarter of 2003 versus the federal statutory rate of 35% is primarily due to flow-through book and tax timing differences and investment tax credit amortization. There was no meaningful effective income tax rate for the six months ended June 30, 2003 as a result of flow-through book and tax timing differences and investment tax credit amortization generating a tax benefit, while income before income taxes was positive.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2004 and 2003 were as follows:

	2004	2003
	(In Thousands)

Cash and cash equivalents at beginning of period	$206,030	$318,404

Cash flow provided by (used in):
Operating activities	291,317	54,228
Investing activities	(152,709)	(223,296)
Financing activities	(327,410)	281,733
Net increase (decrease) in cash and cash equivalents	(188,802)	112,665

Cash and cash equivalents at end of period	$17,228	$431,069

Operating Activities

Cash flow from operations increased $237.1 million in the six months ended June 30, 2004 compared to the same period of 2003 primarily due to increased collections of receivables and money pool activity which provided $96.5 million of Entergy Gulf States' operating cash flows for the six months ended June 30, 2004 compared to using $53.8 million for the six months ended June 30, 2003. Entergy Gulf States' receivables from or (payables to) the money pool were as follows:

June 30, 2004	December 31, 2003	June 30, 2003	December 31, 2002
(In Thousands)

($27,126)	$69,354	$71,971	$18,131

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Investing Activities

Net cash used in investing activities decreased $70.6 million for the six months ended June 30, 2004 compared to the same period of 2003 primarily due to a $39 million decrease in under-recovered fuel and purchased power expenses in Texas that have been deferred and are being collected over a period greater than twelve months. See Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the accounting for fuel costs. Also contributing to the decrease in investing activities was the maturity of $23.6 million of other temporary investments that provided cash in 2004.

Financing Activities

Financing activities used $327.4 million in the six months ended June 30, 2004 compared to providing $281.7 million in the same period of 2003 primarily due to the receipt of net proceeds of approximately $596.5 million from the issuance of long-term debt in 2003.

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

Entergy Gulf States has $62 million of 5.65% Series tax-exempt bonds outstanding that are subject to a mandatory tender in September 2004 for purchase from the holders at 100% of the principal amount. Entergy Gulf States expects to purchase the bonds from the holders pursuant to the mandatory tender provision, but does not expect to remarket the bonds at that time. Entergy Gulf States expects to use a combination of cash on hand and short-term borrowing to purchase the bonds.

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

Rate Proceedings

In June 2004, Entergy Gulf States and Entergy Louisiana filed a settlement offer with the LPSC that would resolve, among other dockets, Entergy Gulf States' ninth post-merger analysis and dockets established to consider issues concerning the companies' power purchases for the summers of 2001, 2002, and 2003. The proposed settlement includes an offer to refund approximately $64 million to Entergy Gulf States' Louisiana customers, with no change in base rates.  The settlement also proposes a performance-based rate structure. The LPSC has decided to treat the proposal as a contested settlement proposal and is expected to address the proposed settlement following a hearing and pre-hearing procedures.

In July 2004, Entergy Gulf States filed with the LPSC an application for a change in its rates and charges seeking an increase of $9.1 million in gas base rates in order to allow Entergy Gulf States an opportunity to earn a fair and reasonable rate of return. Entergy Gulf States is also seeking approval of certain proposed rate design, rate schedule and policy changes. A procedural schedule has not yet been established.

Transition to Retail Competition

See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory and Entergy Gulf States' independent organization request. On March 15, 2004, the PUCT issued a preliminary order in Entergy Gulf States' independence proceeding in which the PUCT determined, among other things, that the ultimate question in the proceeding is whether Entergy Gulf States' proposed independent organization, Entergy Transmission Organization, is sufficiently independent of any producer or seller of electricity that its decisions will not be unduly influenced by any producer or seller. After a hearing held in June 2004 on the merits, the PUCT denied Entergy's application to certify Entergy's transmission organization as an independent organization under Texas law. In its order, the PUCT also ordered: the cessation of efforts to develop an interim solution for retail open access in Entergy Gulf States' Texas service territory, termination of the pilot project in that territory, and a delay in retail open access in that territory until either a FERC-approved RTO is in place or some other independent transmission entity is certified under Texas law. Several parties have filed motions for rehearing on the termination of the pilot program aspect of the order, claiming the issue was not properly a part of the proceeding. Entergy Gulf States intends now to file a retail electric rate case and fuel reconciliation proceeding with the PUCT in the third quarter of 2004.

Management cannot predict what effect, if any, the PUCT's order will have on certain prior orders addressing Entergy Gulf States' transition to retail competition. Those prior orders address, for example:

  The non-unanimous settlement agreement approved in Entergy Gulf States' unbundled cost of service proceeding, which resolved, among other things, the regulatory treatment of the 30% share of the River Bend plant acquired from Cajun Electric Cooperative and set Entergy Gulf States' stranded costs at $ -0-.
  The price-to-beat rates to be charged by Entergy's affiliated Texas retail electric provider.
  Entergy Gulf States' business separation plan.

See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of the Entergy Gulf States business separation proceeding at the LPSC. In May 2004, the LPSC Staff filed, and the ALJ granted, a request to postpone the procedural schedule for a brief period of time on the basis that the outcome of the then-pending PUCT proceeding to certify Entergy's transmission organization as the independent organization under Texas law could affect the LPSC's business separation proceeding.  Entergy Gulf States has provided the LPSC Staff a report addressing the effect of the PUCT's July 2004 order rejecting its application to certify the Entergy transmission organization as the independent organization, and a status conference is expected to be convened to review the effect of the PUCT's order on  the LPSC proceeding.

System Agreement Proceedings

See the Form 10-K for a discussion of the proceeding commenced at FERC by the LPSC regarding production cost equalization under the System Agreement, the ALJ's Initial Decision in the proceeding, and the "Order of Investigation" issued by the APSC. Several parties, including Entergy, the LPSC, the APSC, the MPSC, the City Council, and the FERC Staff, filed briefs on exceptions in response to the ALJ's Initial Decision. Entergy's exceptions to the ALJ's Initial Decision include that: the practical effect of the Initial Decision is full production cost equalization, which was rejected in the Initial Decision and previously has been rejected by the FERC; implementation of resource planning for the Entergy System will be impeded; the remedy in the Initial Decision is inconsistent with the history, structure, and precedent regarding the System Agreement; the Initial Decision's remedy ignores the historical pattern of production cost disparities on the Entergy System and would result in substantial, sudden transfers of costs between groups of Entergy customers; the numerical standards proposed in the Initial Decision are arbitrary and are so complex they will be difficult to implement; the Initial Decision improperly rejected Entergy's resource planning remedy; the Initial Decision erroneously determined that the costs of the Vidalia project should be included in Entergy Louisiana's relative production costs for purposes of calculating relative production costs; and the Initial Decision erroneously adopted a new method of calculating reserve sharing costs rather than the current method.

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

Entergy Arkansas also filed its initial testimony in response to the APSC's February Order of Investigation discussed in the Form 10-K. The testimony emphasizes that the ALJ's Initial Decision is not a final order by the FERC; briefly discusses some of the aspects of the Initial Decision that are included in Entergy's exceptions filed with FERC; emphasizes that Entergy will seek to reverse the production cost-related portions of the Initial Decision; and states that Entergy Arkansas believes that it is premature, before FERC makes a decision, for Entergy Arkansas to determine whether its continued participation in the System Agreement is appropriate.

In addition, as discussed in the Form 10-K, the APSC had publicly announced its intention to initiate an inquiry into Entergy Louisiana's Vidalia purchased power contract. In April 2004, the APSC commenced the investigation and requested historical documents, records, and information from Entergy Arkansas, which Entergy Arkansas has provided to the APSC.

Also in April 2004, the APSC issued an order directing Entergy Arkansas to show cause why Entergy Arkansas should not have to indemnify and hold its customers harmless from any adverse financial effects related to Entergy Louisiana's pending acquisition of the Perryville power plant, or show that the Perryville unit will produce economic benefits for Entergy Arkansas' customers. Entergy Arkansas filed a response in May 2004 stating that Entergy will seek to reverse the production cost-related portions of the ALJ's Initial Decision in the System Agreement proceeding at FERC, that the Perryville acquisition is part of Entergy's request for proposal generation planning process, that Entergy Arkansas is not in a position to indemnify its retail customers from actions taken by FERC, and that the Perryville acquisition is expected to reduce the domestic utility companies' overall production costs. Procedural schedules have not been established yet in the APSC investigations.

Also in April 2004, the City Council issued a resolution directing Entergy New Orleans and Entergy Louisiana to notify the City Council and obtain prior approval for any action that would materially modify, amend, or terminate the System Agreement for one or more of the domestic utility companies. Entergy New Orleans and Entergy Louisiana appealed the City Council's resolution on the basis that the imposition of this requirement with respect to the System Agreement, a FERC-approved tariff, exceeds the City Council's jurisdiction and authority. In July 2004, the City Council answered the appeal and filed a third party demand and counterclaim against Entergy, the domestic utility companies, Entergy Services, and System Energy, seeking a declaratory judgment that Entergy and its subsidiaries cannot terminate the System Agreement until obligations owed under the March 2003 Agreement in Principle are satisfied.

Critical Accounting Estimates

See "Management's Financial Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Gulf States' accounting for nuclear decommissioning costs, the application of SFAS 71, and pension and other postretirement costs.

ENTERGY GULF STATES, INC.
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$674,283	$689,765	$1,286,654	$1,246,004
Natural gas	11,030	10,870	37,655	38,985
TOTAL	685,313	700,635	1,324,309	1,284,989

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	131,961	183,264	309,674	322,964
Purchased power	260,402	225,011	462,056	410,325
Nuclear refueling outage expenses	3,172	4,603	6,365	7,659
Other operation and maintenance	111,805	107,496	203,634	202,573
Decommissioning	3,798	1,999	7,528	7,134
Taxes other than income taxes	27,335	30,216	57,057	58,802
Depreciation and amortization	48,461	47,786	94,329	97,902
Other regulatory charges (credits) - net	(3,453)	1,110	(6,477)	2,787
TOTAL	583,481	601,485	1,134,166	1,110,146

OPERATING INCOME	101,832	99,150	190,143	174,843

OTHER INCOME
Allowance for equity funds used during construction	2,526	3,163	5,047	6,174
Interest and dividend income	3,172	4,627	7,021	8,967
Miscellaneous - net	10,614	(108,827)	12,495	(109,370)
TOTAL	16,312	(101,037)	24,563	(94,229)

INTEREST AND OTHER CHARGES
Interest on long-term debt	29,152	37,297	64,539	73,776
Other interest - net	906	1,696	2,720	3,308
Allowance for borrowed funds used during construction	(1,853)	(2,637)	(3,768)	(5,241)
TOTAL	28,205	36,356	63,491	71,843

INCOME (LOSS) BEFORE INCOME TAXES AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	89,939	(38,243)	151,215	8,771

Income taxes (benefit)	34,348	(18,119)	53,896	(4,230)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	55,591	(20,124)	97,319	13,001

CUMULATIVE EFFECT OF ACCOUNTING
CHANGE (net of income taxes of $12,713)	-	-	-	(21,333)

NET INCOME (LOSS)	55,591	(20,124)	97,319	(8,332)

Preferred dividend requirements and other	1,123	1,171	2,273	2,381

EARNINGS (LOSS) APPLICABLE TO
COMMON STOCK	$54,468	($21,295)	$95,046	($10,713)

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)

OPERATING ACTIVITIES
Net income (loss)	$97,319	($8,332)
Noncash items included in net income (loss):
Reserve for regulatory adjustments	7,236	(12,080)
Other regulatory charges (credits) - net	(6,477)	2,787
Depreciation, amortization, and decommissioning	101,857	105,036
Deferred income taxes and investment tax credits	20,490	(17,043)
Cumulative effect of accounting change	-	21,333
Changes in working capital:
Receivables	19,209	(149,089)
Fuel inventory	(442)	(2,200)
Accounts payable	18,459	(48,421)
Taxes accrued	52,369	24,626
Interest accrued	(6,144)	(1,183)
Deferred fuel costs	15,505	(6,030)
Other working capital accounts	8,057	3,839
Provision for estimated losses and reserves	(11,298)	109,535
Changes in other regulatory assets	(849)	(15,399)
Other	(23,974)	46,849
Net cash flow provided by operating activities	291,317	54,228

INVESTING ACTIVITIES
Construction expenditures	(144,767)	(145,912)
Allowance for equity funds used during construction	5,047	6,174
Nuclear fuel purchases	(6,672)	(39,509)
Proceeds from sale/leaseback of nuclear fuel	6,672	31,413
Decommissioning trust contributions and realized
change in trust assets	(5,872)	(5,813)
Changes in other temporary investments - net	23,579	-
Other regulatory investments	(30,696)	(69,649)
Net cash flow used in investing activities	(152,709)	(223,296)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	-	596,464
Retirement of long-term debt	(292,000)	(293,000)
Redemption of preferred stock	(2,250)	(2,250)
Dividends paid:
Common stock	(30,900)	(17,100)
Preferred stock	(2,260)	(2,381)
Net cash flow provided by (used in) financing activities	(327,410)	281,733

Net increase (decrease) in cash and cash equivalents	(188,802)	112,665

Cash and cash equivalents at beginning of period	206,030	318,404

Cash and cash equivalents at end of period	$17,228	$431,069

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$69,897	$75,664
Income taxes	-	($9,305)

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
BALANCE SHEETS
ASSETS
June 30, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$16,620	$20,754
Temporary cash investments - at cost,
which approximates market	608	185,276
Total cash and cash equivalents	17,228	206,030
Other temporary investments	-	23,579
Accounts receivable:
Customer	118,373	115,729
Allowance for doubtful accounts	(4,262)	(4,856)
Associated companies	11,542	76,726
Other	38,156	27,243
Accrued unbilled revenues	146,266	114,442
Total accounts receivable	310,075	329,284
Deferred fuel costs	133,640	118,449
Accumulated deferred income taxes	-	6,116
Fuel inventory - at average cost	51,305	50,863
Materials and supplies - at average cost	103,564	99,357
Prepayments and other	24,573	51,236
TOTAL	640,385	884,914

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	276,621	267,917
Non-utility property - at cost (less accumulated depreciation)	140,628	139,911
Other	21,941	21,852
TOTAL	439,190	429,680

UTILITY PLANT
Electric	8,323,686	8,208,394
Property under capital lease	6,272	11,009
Natural gas	75,060	69,180
Construction work in progress	278,410	325,888
Nuclear fuel under capital lease	50,896	63,684
TOTAL UTILITY PLANT	8,734,324	8,678,155
Less - accumulated depreciation and amortization	3,979,340	3,953,275
UTILITY PLANT - NET	4,754,984	4,724,880

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	440,755	442,062
Other regulatory assets	324,120	320,363
Long-term receivables	25,726	19,375
Other	41,645	33,588
TOTAL	832,246	815,388

TOTAL ASSETS	$6,666,805	$6,854,862

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$62,000	$354,000
Accounts payable:
Associated companies	126,149	84,000
Other	132,870	156,166
Customer deposits	50,077	47,044
Taxes accrued	526	-
Accumulated deferred income taxes	1,200	-
Nuclear refueling outage costs	14,566	8,238
Interest accrued	30,432	36,970
Obligations under capital leases	32,860	34,075
Other	14,788	14,755
TOTAL	465,468	735,248

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,463,224	1,422,776
Accumulated deferred investment tax credits	141,469	144,323
Obligations under capital leases	24,308	40,618
Other regulatory liabilities	15,339	13,885
Decommissioning and retirement cost liabilities	309,617	298,785
Transition to competition	79,098	79,098
Regulatory reserves	64,579	57,343
Accumulated provisions	66,995	75,868
Long-term debt	1,989,422	1,989,613
Preferred stock with sinking fund	18,602	20,852
Other	221,814	233,985
TOTAL	4,394,467	4,377,146

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	47,327	47,327
Common stock, no par value, authorized 200,000,000
shares; issued and outstanding 100 shares in 2004 and 2003	114,055	114,055
Paid-in capital	1,157,484	1,157,484
Retained earnings	483,836	419,690
Accumulated other comprehensive income	4,168	3,912
TOTAL	1,806,870	1,742,468

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,666,805	$6,854,862

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
STATEMENTS OF RETAINED EARNINGS AND COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended
	2004		2003
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$453,368		$453,111

Add: Net Income (Loss)	55,591	$55,591	(20,124)	($20,124)

Deduct:
Dividends declared on common stock	24,000		9,700
Preferred dividend requirements and other	1,123	1,123	1,171	1,171
	25,123		10,871

Retained Earnings - End of period	$483,836		$422,116

ACCUMULATED OTHER COMPREHENSIVE
INCOME (Net of Taxes):
Balance at beginning of period:
Accumulated derivative instrument fair value changes	$3,369		$2,095

Net derivative instrument fair value changes
arising during the period	799	799	658	658

Balance at end of period:
Accumulated derivative instrument fair value changes	$4,168		$2,753
Comprehensive Income		$55,267		($20,637)

	Six Months Ended
	2004		2003
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$419,690		$449,929

Add: Net Income (Loss)	97,319	$97,319	(8,332)	($8,332)

Deduct:
Dividends declared on common stock	30,900		17,100
Preferred dividend requirements and other	2,273	2,273	2,381	2,381
	33,173		19,481

Retained Earnings - End of period	$483,836		$422,116

ACCUMULATED OTHER COMPREHENSIVE
INCOME (Net of Taxes):
Balance at beginning of period:
Accumulated derivative instrument fair value changes	$3,912		$3,286

Net derivative instrument fair value changes
arising during the period	256	256	(533)	(533)

Balance at end of period:
Accumulated derivative instrument fair value changes	$4,168		$2,753
Comprehensive Income		$95,302		($11,246)

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$185	$200	($15)	(8)
Commercial	155	158	(3)	(2)
Industrial	233	239	(6)	(3)
Governmental	9	11	(2)	(18)
Total retail	582	608	(26)	(4)
Sales for resale
Associated companies	8	3	5	167
Non-associated companies	47	46	1	2
Other	37	33	4	12
Total	$674	$690	($16)	(2)

Billed Electric Energy
Sales (GWh):
Residential	2,068	2,203	(135)	(6)
Commercial	1,985	1,973	12	1
Industrial	4,049	3,941	108	3
Governmental	103	126	(23)	(18)
Total retail	8,205	8,243	(38)	-
Sales for resale
Associated companies	239	92	147	160
Non-associated companies	984	1,101	(117)	(11)
Total	9,428	9,436	(8)	-

	Six Months Ended		Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$369	$361	$8	2
Commercial	297	279	18	6
Industrial	445	412	33	8
Governmental	18	20	(2)	(10)
Total retail	1,129	1,072	57	5
Sales for resale
Associated companies	21	15	6	40
Non-associated companies	92	87	5	6
Other	45	72	(27)	(38)
Total	$1,287	$1,246	$41	3

Billed Electric Energy
Sales (GWh):
Residential	4,256	4,426	(170)	(4)
Commercial	3,847	3,815	32	1
Industrial	7,972	7,599	373	5
Governmental	214	248	(34)	(14)
Total retail	16,289	16,088	201	1
Sales for resale
Associated companies	550	261	289	111
Non-associated companies	2,006	2,075	(69)	(3)
Total	18,845	18,424	421	2

ENTERGY LOUISIANA, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2004 Compared to Second Quarter 2003

Net income decreased $2.0 million primarily due to increased other operation and maintenance expenses, partially offset by increased other income and decreased interest charges.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net income decreased $24.6 million primarily due to decreased net revenue and increased other operation and maintenance expenses, partially offset by decreased interest charges.

Net Revenue

Second Quarter 2004 Compared to Second Quarter 2003

Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the second quarter of 2004 to the second quarter of 2003.

Amount
(In Millions)

2003 net revenue	$253.7
Volume/weather	(7.9)
Summer capacity charges	5.1
Other	2.2
2004 net revenue	$253.1

The volume/weather variance resulted from decreased usage primarily during the unbilled sales period and the effect of milder weather on billed sales during the second quarter of 2004 compared to the second quarter of 2003.

The summer capacity charges variance is due to the amortization in the second quarter of 2003 of deferred capacity charges for the summer of 2001 compared to the absence of the amortization in the second quarter of 2004. The amortization of these capacity charges began in August 2002 and ended in July 2003.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to:

    a decrease of $7.9 million due to unfavorable volume/weather, as discussed above; and
    a decrease of $8.4 million in gross wholesale revenue due to decreased sales to affiliated systems.

Fuel and purchased power expenses decreased primarily due to decreased deferred fuel expense as a result of lower fuel revenues, partially offset by increases in the market prices of natural gas and purchased power.

Other regulatory charges decreased primarily due to:

    the amortization in 2003 of $5.1 million of deferred capacity charges, as discussed above; and
    the deferral in the second quarter of 2004 of $3.4 million of capacity charges related to generation resource planning as allowed by the LPSC.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Following is an analysis of the change in net revenue comparing the six months ended June 30, 2004 to the six months ended June 30, 2003.

Amount
(In Millions)

2003 net revenue	$490.5
Price applied to unbilled sales	(32.8)
Deferred fuel cost revisions	(29.4)
Volume/weather	12.1
Summer capacity charges	10.2
Other	(0.3)
2004 net revenue	$450.3

The price applied to unbilled sales variance is due to a decrease in the price included in unbilled sales in 2004 caused primarily by the effect of nuclear plant outages in 2003 on average fuel costs.

The deferred fuel cost revisions variance resulted from a revised unbilled sales pricing estimate made in the first quarter of 2003 to more closely align the fuel component of that pricing with expected recoverable fuel costs.

The volume/weather variance resulted primarily from increased usage during the unbilled sales period, partially offset by the effect of milder weather on billed sales in 2004 compared to 2003.

The summer capacity charges variance is due to the amortization in 2003 of deferred capacity charges for the summer of 2001 compared to the absence of the amortization in 2004. The amortization of these capacity charges began in August 2002 and ended in July 2003.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to:

    an increase of $58.2 million in fuel cost recovery revenues due to higher fuel rates; and
    an increase of $12.1 million due to favorable volume/weather, as discussed above.

The increase was partially offset by the following:

    a decrease of $32.8 million in the price applied to unbilled sales, as discussed above; and
    a decrease of $21.0 million in gross wholesale revenue due to decreased sales to affiliated systems.

Fuel and purchased power expenses increased primarily due to an increase in the market prices of natural gas and purchased power, partially offset by decreased generation.

Other regulatory charges decreased primarily due to:

    the amortization in 2003 of $10.2 million of deferred capacity charges, as discussed above; and
    the deferral in 2004 of $5.8 million of capacity charges related to resource planning as allowed by the LPSC.

Other Income Statement Variances

Second Quarter 2004 Compared to Second Quarter 2003

Other operation and maintenance expenses increased primarily due to lower customer service support costs in 2003.

Other income increased primarily due to the settlement of existing asbestos and pollution liabilities.

Interest charges decreased primarily due to the redemption of $150 million of First Mortgage Bonds in June 2003, partially offset by the issuance of $100 million of First Mortgage Bonds in March 2004.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Other operation and maintenance expenses increased primarily due to lower customer service support costs in 2003.

Interest charges decreased primarily due to the redemption of $150 million of First Mortgage Bonds in June 2003, partially offset by the issuance of $100 million of First Mortgage Bonds in March 2004.

Income Taxes

The effective income tax rates for the second quarters of 2004 and 2003 were 38.5% and 39.5%, respectively. The effective income tax rates for the six months ended June 30, 2004 and 2003 were 38.1% and 38.9%, respectively. The differences in the effective income tax rates for the second quarter and six months ended June 30, 2004 versus the federal statutory rate of 35% are primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by the amortization of investment tax credits. The differences in the effective income tax rates for the second quarter and six months ended June 30, 2003 are primarily due to book and tax differences related to utility plant items and state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2004 and 2003 were as follows:

	2004	2003
	(In Thousands)

Cash and cash equivalents at beginning of period	$8,787	$311,800

Cash flow provided by (used in):
Operating activities	89,012	137,959
Investing activities	(98,594)	(105,456)
Financing activities	53,144	(250,263)
Net increase (decrease) in cash and cash equivalents	43,562	(217,760)

Cash and cash equivalents at end of period	$52,349	$94,040

Operating Activities

Cash flow from operations decreased $48.9 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to money pool activity, which used $84.9 million of Entergy Louisiana's operating cash flows in the first six months of 2004 compared to providing $3.1 million in the first six months of 2003, and decreased net income, partially offset by the increased collection of deferred fuel costs. Entergy Louisiana's receivables from or (payables to) the money pool were as follows:

June 30, 2004	December 31, 2003	June 30, 2003	December 31, 2002
(In Thousands)

$43,577	($41,317)	$15,751	$18,854

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Investing Activities

Cash used by investing activities decreased $6.9 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to decreased spending on transmission and nuclear projects, partially offset by increased spending at certain fossil plants.

Financing Activities

Entergy Louisiana provided $53.1 million of cash from financing activities in the first six months of 2004 compared to using $250.3 million of cash in the first six months of 2003 primarily due to:

    the issuance of $100 million of 5.5% Series First Mortgage Bonds in March 2004;
    the retirement of $150 million of 8.5% Series First Mortgage Bonds in June 2003;
    a principal payment of $14.8 million in 2004 for the Waterford Lease Obligation compared to a principal payment of $33.2 million in 2003; and
    a decrease of $35.8 million in common stock dividends paid.

Uses and Sources of Capital

See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Louisiana's uses and sources of capital. Following is an update to the information provided in the Form 10-K.

Entergy Louisiana now expects to complete the purchase of the Perryville plant in the first quarter 2005 for $183.5 million. Therefore, Entergy Louisiana now expects to spend approximately $271 million for construction and capital investment in 2004 and approximately $559 million for construction and capital investment in 2005.

In May 2004, Entergy Louisiana extended the maturity date of its 364-day credit facility from May 2004 to July 2004. In July 2004, Entergy Louisiana renewed the facility and Entergy New Orleans entered into a separate credit facility with the same lender. Both facilities will expire in April 2005. Entergy Louisiana can borrow up to $15 million and Entergy New Orleans can borrow up to $14 million under their respective credit facilities, but at no time can the total amount borrowed under these facilities by the two companies combined exceed $15 million.

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

Rate Proceedings

See "Management's Financial Discussion and Analysis - Rate Proceedings" in the Form 10-K for Entergy Louisiana's rate filing with the LPSC requesting a base rate increase. In August 2004, the LPSC Staff filed testimony in which it recommended a $19.5 million rate increase for Entergy Louisiana, assuming that the Perryville acquisition is approved in time for the Perryville costs to be included in rates set in this proceeding.  Additional issues and updates that will be evaluated in connection with this proceeding are likely to result in revisions to the LPSC Staff's recommendation.  These issues may reduce the amount of the recommended rate increase or cause it to become a recommendation for a rate decrease.  Hearings are currently set for November 2004.

System Agreement Proceedings

See the Form 10-K for a discussion of the proceeding commenced at FERC by the LPSC regarding production cost equalization under the System Agreement, the ALJ's Initial Decision in the proceeding, and the "Order of Investigation" issued by the APSC. Several parties, including Entergy, the LPSC, the APSC, the MPSC, the City Council, and the FERC Staff, filed briefs on exceptions in response to the ALJ's Initial Decision. Entergy's exceptions to the ALJ's Initial Decision include that: the practical effect of the Initial Decision is full production cost equalization, which was rejected in the Initial Decision and previously has been rejected by the FERC; implementation of resource planning for the Entergy System will be impeded; the remedy in the Initial Decision is inconsistent with the history, structure, and precedent regarding the System Agreement; the Initial Decision's remedy ignores the historical pattern of production cost disparities on the Entergy System and would result in substantial, sudden transfers of costs between groups of Entergy customers; the numerical standards proposed in the Initial Decision are arbitrary and are so complex they will be difficult to implement; the Initial Decision improperly rejected Entergy's resource planning remedy; the Initial Decision erroneously determined that the costs of the Vidalia project should be included in Entergy Louisiana's relative production costs for purposes of calculating relative production costs; and the Initial Decision erroneously adopted a new method of calculating reserve sharing costs rather than the current method.

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

Entergy Arkansas also filed its initial testimony in response to the APSC's February Order of Investigation discussed in the Form 10-K. The testimony emphasizes that the ALJ's Initial Decision is not a final order by the FERC; briefly discusses some of the aspects of the Initial Decision that are included in Entergy's exceptions filed with FERC; emphasizes that Entergy will seek to reverse the production cost-related portions of the Initial Decision; and states that Entergy Arkansas believes that it is premature, before FERC makes a decision, for Entergy Arkansas to determine whether its continued participation in the System Agreement is appropriate.

In addition, as discussed in the Form 10-K, the APSC had publicly announced its intention to initiate an inquiry into Entergy Louisiana's Vidalia purchased power contract. In April 2004, the APSC commenced the investigation and requested historical documents, records, and information from Entergy Arkansas, which Entergy Arkansas has provided to the APSC.

Also in April 2004, the APSC issued an order directing Entergy Arkansas to show cause why Entergy Arkansas should not have to indemnify and hold its customers harmless from any adverse financial effects related to Entergy Louisiana's pending acquisition of the Perryville power plant, or show that the Perryville unit will produce economic benefits for Entergy Arkansas' customers. Entergy Arkansas filed a response in May 2004 stating that Entergy will seek to reverse the production cost-related portions of the ALJ's Initial Decision in the System Agreement proceeding at FERC, that the Perryville acquisition is part of Entergy's request for proposal generation planning process, that Entergy Arkansas is not in a position to indemnify its retail customers from actions taken by FERC, and that the Perryville acquisition is expected to reduce the domestic utility companies' overall production costs. Procedural schedules have not been established yet in the APSC investigations.

Also in April 2004, the City Council issued a resolution directing Entergy New Orleans and Entergy Louisiana to notify the City Council and obtain prior approval for any action that would materially modify, amend, or terminate the System Agreement for one or more of the domestic utility companies. Entergy New Orleans and Entergy Louisiana appealed the City Council's resolution on the basis that the imposition of this requirement with respect to the System Agreement, a FERC-approved tariff, exceeds the City Council's jurisdiction and authority. In July 2004, the City Council answered the appeal and filed a third party demand and counterclaim against Entergy, the domestic utility companies, Entergy Services, and System Energy, seeking a declaratory judgment that Entergy and its subsidiaries cannot terminate the System Agreement until obligations owed under the March 2003 Agreement in Principle are satisfied.

Critical Accounting Estimates

See "Management's Financial Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana's accounting for nuclear decommissioning costs and pension and other retirement costs.

ENTERGY LOUISIANA, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$555,511	$569,580	$1,043,557	$1,031,941

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	129,885	148,691	267,664	218,999
Purchased power	178,102	164,215	335,832	315,902
Nuclear refueling outage expenses	3,455	2,745	6,632	5,490
Other operation and maintenance	93,671	89,604	171,369	164,572
Decommissioning	5,443	5,142	10,799	10,285
Taxes other than income taxes	18,259	17,790	34,333	34,513
Depreciation and amortization	47,951	47,140	94,537	94,972
Other regulatory charges (credits) - net	(5,612)	2,949	(10,284)	6,542
TOTAL	471,154	478,276	910,882	851,275

OPERATING INCOME	84,357	91,304	132,675	180,666

OTHER INCOME
Allowance for equity funds used during construction	1,519	1,598	2,869	3,133
Interest and dividend income	1,931	2,390	3,658	5,532
Miscellaneous - net	1,282	(743)	144	(1,875)
TOTAL	4,732	3,245	6,671	6,790

INTEREST AND OTHER CHARGES
Interest on long-term debt	17,878	19,368	34,336	41,650
Other interest - net	1,074	837	2,058	1,666
Allowance for borrowed funds used during construction	(905)	(1,229)	(1,881)	(2,341)
TOTAL	18,047	18,976	34,513	40,975

INCOME BEFORE INCOME TAXES	71,042	75,573	104,833	146,481

Income taxes	27,329	29,860	39,908	56,961

NET INCOME	43,713	45,713	64,925	89,520

Preferred dividend requirements and other	1,678	1,678	3,357	3,357

EARNINGS APPLICABLE TO
COMMON STOCK	$42,035	$44,035	$61,568	$86,163

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)

OPERATING ACTIVITIES
Net income	$64,925	$89,520
Noncash items included in net income:
Other regulatory charges (credits) - net	(10,284)	6,542
Depreciation, amortization, and decommissioning	105,336	105,257
Deferred income taxes and investment tax credits	30,803	35,840
Changes in working capital:
Receivables	(50,835)	(30,413)
Accounts payable	(58,301)	(14,356)
Taxes accrued	32,834	43,727
Interest accrued	(3,503)	(6,776)
Deferred fuel costs	(17,039)	(93,958)
Other working capital accounts	(6,575)	6,170
Provision for estimated losses and reserves	2,953	5,005
Changes in other regulatory assets	(11,137)	20,030
Other	9,835	(28,629)
Net cash flow provided by operating activities	89,012	137,959

INVESTING ACTIVITIES
Construction expenditures	(93,864)	(98,056)
Allowance for equity funds used during construction	2,869	3,133
Decommissioning trust contributions and realized
change in trust assets	(7,599)	(10,533)
Net cash flow used in investing activities	(98,594)	(105,456)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	99,210	-
Retirement of long-term debt	(14,809)	(183,206)
Dividends paid:
Common stock	(27,900)	(63,700)
Preferred stock	(3,357)	(3,357)
Net cash flow provided by (used in) financing activities	53,144	(250,263)

Net increase (decrease) in cash and cash equivalents	43,562	(217,760)

Cash and cash equivalents at beginning of period	8,787	311,800

Cash and cash equivalents at end of period	$52,349	$94,040

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$38,446	$34,938

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, INC.
BALANCE SHEETS
ASSETS
June 30, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,832	$8,787
Temporary cash investments - at cost,
which approximates market	50,517	-
Total cash and cash equivalents	52,349	8,787
Accounts receivable:
Customer	79,662	93,393
Allowance for doubtful accounts	(3,226)	(4,487)
Associated companies	51,563	9,074
Other	8,945	12,334
Accrued unbilled revenues	162,369	138,164
Total accounts receivable	299,313	248,478
Deferred fuel costs	47,648	30,609
Materials and supplies - at average cost	77,404	74,349
Deferred nuclear refueling outage costs	12,507	19,226
Prepayments and other	66,103	67,623
TOTAL	555,324	449,072

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	14,230	14,230
Decommissioning trust funds	162,120	151,996
Non-utility property - at cost (less accumulated depreciation)	21,241	21,307
Other	2,116	2,177
TOTAL	199,707	189,710

UTILITY PLANT
Electric	5,906,478	5,836,914
Property under capital lease	250,102	250,102
Construction work in progress	159,432	172,405
Nuclear fuel under capital lease	48,605	65,066
TOTAL UTILITY PLANT	6,364,617	6,324,487
Less - accumulated depreciation and amortization	2,744,102	2,686,778
UTILITY PLANT - NET	3,620,515	3,637,709

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	156,539	156,111
Other regulatory assets	232,738	217,689
Long-term receivables	10,139	1,511
Other	24,357	22,737
TOTAL	423,773	398,048

TOTAL ASSETS	$4,799,319	$4,674,539

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$-	$14,809
Accounts payable:
Associated companies	30,357	101,191
Other	134,408	121,875
Customer deposits	63,597	61,215
Accumulated deferred income taxes	5,430	566
Interest accrued	16,726	20,229
Obligations under capital leases	35,506	35,506
Other	4,483	5,110
TOTAL	290,507	360,501

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,774,475	1,728,156
Accumulated deferred investment tax credits	98,694	101,258
Obligations under capital leases	13,100	29,560
Other regulatory liabilities	19,168	12,204
Decommissioning and retirement cost liabilities	373,691	352,120
Accumulated provisions	89,487	86,534
Long-term debt	987,714	887,687
Other	50,277	47,981
TOTAL	3,406,606	3,245,500

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	100,500	100,500
Common stock, no par value, authorized 250,000,000
shares; issued 165,173,180 shares in 2004 and 2003	1,088,900	1,088,900
Capital stock expense and other	(1,718)	(1,718)
Retained earnings	34,524	856
Less - treasury stock, at cost (18,202,573 shares in 2004 and 2003)	120,000	120,000
TOTAL	1,102,206	1,068,538

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,799,319	$4,674,539

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$162	$173	($11)	(6)
Commercial	116	118	(2)	(2)
Industrial	191	179	12	7
Governmental	9	11	(2)	(18)
Total retail	478	481	(3)	(1)
Sales for resale
Associated companies	28	36	(8)	(22)
Non-associated companies	3	3	-	-
Other	47	50	(3)	(6)
Total	$556	$570	($14)	(2)

Billed Electric Energy
Sales (GWh):
Residential	1,888	2,022	(134)	(7)
Commercial	1,357	1,362	(5)	-
Industrial	3,274	3,051	223	7
Governmental	104	125	(21)	(17)
Total retail	6,623	6,560	63	1
Sales for resale
Associated companies	316	492	(176)	(36)
Non-associated companies	45	26	19	73
Total	6,984	7,078	(94)	(1)

	Six Months Ended		Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$332	$324	$8	3
Commercial	230	218	12	6
Industrial	377	343	34	10
Governmental	18	20	(2)	(10)
Total retail	957	905	52	6
Sales for resale
Associated companies	38	60	(22)	(37)
Non-associated companies	7	7	-	-
Other	42	60	(18)	(30)
Total	$1,044	$1,032	$12	1

Billed Electric Energy
Sales (GWh):
Residential	3,895	4,037	(142)	(4)
Commercial	2,640	2,619	21	1
Industrial	6,406	6,341	65	1
Governmental	213	255	(42)	(16)
Total retail	13,154	13,252	(98)	(1)
Sales for resale
Associated companies	422	788	(366)	(46)
Non-associated companies	105	69	36	52
Total	13,681	14,109	(428)	(3)

ENTERGY MISSISSIPPI, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2004 Compared to Second Quarter 2003

Net income decreased $1.5 million primarily due to increases in other operation and maintenance expenses, depreciation and amortization expenses, and taxes other than income taxes, partially offset by increased net revenue.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net income decreased $5.2 million primarily due to increases in other operation and maintenance expenses, depreciation and amortization expenses, and taxes other than income taxes.

Net Revenue

Second Quarter 2004 Compared to Second Quarter 2003

Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the second quarter of 2004 to the second quarter of 2003.

Amount
(In Millions)

2003 net revenue	$112.9
Volume/weather	4.4
Other	(0.8)
2004 net revenue	$116.5

The volume/weather variance resulted from increased usage primarily during the unbilled sales period.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

    an increase of $32.9 million in fuel cost recovery revenues due to higher fuel rates;
    an increase of $6.0 million in gross wholesale revenue primarily due to increased sales to affiliated systems; and
    an increase of $4.4 million in the volume/weather variance, as discussed above.

These increases were partially offset by a decrease of $15.8 million in Grand Gulf revenue as a result of the cessation of the Grand Gulf Accelerated Tariff in July 2003.

Fuel and purchased power expenses increased primarily due to an increase in recovery of fuel and purchased power costs and increased generation, partially offset by a decrease in the average price of purchased power.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net revenue was relatively unchanged comparing the six months ended June 30, 2004 to the six months ended June 30, 2003, as shown below:

Amount
(In Millions)

2003 net revenue	$204.9
Miscellaneous items	(0.9)
2004 net revenue	$204.0

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

    an increase of $62.3 million in fuel cost recovery revenues due to higher fuel rates; and
    an increase of $4.9 million in gross wholesale revenue due to increased net generation resulting in more energy available for resale sales.

These increases were partially offset by a decrease of $33.0 million in Grand Gulf revenue as a result of the cessation of the Grand Gulf Accelerated Tariff in July 2003.

Fuel and purchased power expenses increased primarily due to an increase in recovery of fuel and purchased power costs and an increase in the market prices of natural gas and oil, partially offset by a decrease in the average price of purchased power.

Other Income Statement Variances

Second Quarter 2004 Compared to Second Quarter 2003

Other operation and maintenance expenses increased primarily due to an increase of $2.9 million in customer service costs and uncollectible accounts write-offs.

Taxes other than income taxes increased primarily due to a higher assessment of ad valorem and franchise taxes compared to prior year.

Depreciation and amortization expenses increased due to an increase in plant in service.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Other operation and maintenance expenses increased primarily due to an increase of $5.8 million in customer service costs and uncollectible accounts write-offs.

Taxes other than income taxes increased primarily due to a higher assessment of ad valorem and franchise taxes compared to prior year.

Depreciation and amortization expenses increased due to an increase in plant in service.

Income Taxes

The effective income tax rates for the second quarters of 2004 and 2003 were 37.0% and 36.4%, respectively. The effective income tax rates for the six months ended June 30, 2004 and 2003 were 35.8% and 35.5%, respectively.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2004 and 2003 were as follows:

	2004	2003
	(In Thousands)

Cash and cash equivalents at beginning of period	$63,838	$147,721

Cash flow provided by (used in):
Operating activities	51,564	73,477
Investing activities	(69,180)	(154,380)
Financing activities	(28,296)	(52,022)
Net decrease in cash and cash equivalents	(45,912)	(132,925)

Cash and cash equivalents at end of period	$17,926	$14,796

Operating Activities

Cash flow from operations decreased $21.9 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to decreased recovery of deferred fuel and purchased power costs.

Entergy Mississippi's receivables from the money pool were as follows:

June 30, 2004	December 31, 2003	June 30, 2003	December 31, 2002
(In Thousands)

$12,000	$22,076	$855	$8,702

Money pool activity provided $10.1 million of Entergy Mississippi's operating cash flow for the six months ended June 30, 2004 and provided $7.8 million of operating cash flow for the six months ended June 30, 2003. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Investing Activities

Net cash used in investing activities decreased $85.2 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to cash used in 2003 for other regulatory investments of $72.6 million as a result of under-recovered fuel and purchased power costs combined with other temporary investments of $7.5 million that provided cash in 2004 upon maturity.

Financing Activities

Net cash used in financing activities decreased $23.7 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to a $25 million draw on Entergy Mississippi's short-term bank credit facility.

Uses and Sources of Capital

See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Mississippi's uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Entergy Mississippi issued $180 million of First Mortgage Bonds in 2004 as follows:

Issue Date	Description	Maturity	Amount
			(In Thousands)

April 2004	6.25% Series	April 2034	$100,000
April 2004	4.65% Series	May 2011	80,000
			$180,000

Together with other available funds, proceeds from the issuances in April 2004 were used to retire or redeem the following:

Retirement Date	Description	Maturity	Amount
			(In Thousands)

May 2004	6.20% Series	May 2004	$75,000
May 2004	6.45% Series	April 2008	80,000
May 2004	7.70% Series	July 2023	60,000
			$215,000

In May 2004, Entergy Mississippi renewed its credit facility for the same amount, $25 million, which is due to expire in May 2005. The facility was fully drawn at June 30, 2004.

Significant Factors and Known Trends

See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of utility restructuring, state and local rate regulation, System Agreement proceedings, market and credit risks, state and local regulatory risks, and litigation risks. The following are updates to the Form 10-K.

State and Local Rate Regulation

As discussed in Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K, Entergy Mississippi made its anticipated formula rate plan filing with the MPSC in March 2004 based on a 2003 test year. In April 2004, the MPSC approved a joint stipulation entered into between the Mississippi Public Utilities Staff and Entergy Mississippi that provides for no change in rates based on an adjusted return on common equity midpoint of 10.77%, establishing an allowed annual regulatory earnings range of 9.5% to 12.1%.

System Agreement Proceedings

See the Form 10-K for a discussion of the proceeding commenced at FERC by the LPSC regarding production cost equalization under the System Agreement, the ALJ's Initial Decision in the proceeding, and the "Order of Investigation" issued by the APSC. Several parties, including Entergy, the LPSC, the APSC, the MPSC, the City Council, and the FERC Staff, filed briefs on exceptions in response to the ALJ's Initial Decision. Entergy's exceptions to the ALJ's Initial Decision include that: the practical effect of the Initial Decision is full production cost equalization, which was rejected in the Initial Decision and previously has been rejected by the FERC; implementation of resource planning for the Entergy System will be impeded; the remedy in the Initial Decision is inconsistent with the history, structure, and precedent regarding the System Agreement; the Initial Decision's remedy ignores the historical pattern of production cost disparities on the Entergy System and would result in substantial, sudden transfers of costs between groups of Entergy customers; the numerical standards proposed in the Initial Decision are arbitrary and are so complex they will be difficult to implement; the Initial Decision improperly rejected Entergy's resource planning remedy; the Initial Decision erroneously determined that the costs of the Vidalia project should be included in Entergy Louisiana's relative production costs for purposes of calculating relative production costs; and the Initial Decision erroneously adopted a new method of calculating reserve sharing costs rather than the current method.

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

Entergy Arkansas also filed its initial testimony in response to the APSC's February Order of Investigation discussed in the Form 10-K. The testimony emphasizes that the ALJ's Initial Decision is not a final order by the FERC; briefly discusses some of the aspects of the Initial Decision that are included in Entergy's exceptions filed with FERC; emphasizes that Entergy will seek to reverse the production cost-related portions of the Initial Decision; and states that Entergy Arkansas believes that it is premature, before FERC makes a decision, for Entergy Arkansas to determine whether its continued participation in the System Agreement is appropriate.

In addition, as discussed in the Form 10-K, the APSC had publicly announced its intention to initiate an inquiry into Entergy Louisiana's Vidalia purchased power contract. In April 2004, the APSC commenced the investigation and requested historical documents, records, and information from Entergy Arkansas, which Entergy Arkansas has provided to the APSC.

Also in April 2004, the APSC issued an order directing Entergy Arkansas to show cause why Entergy Arkansas should not have to indemnify and hold its customers harmless from any adverse financial effects related to Entergy Louisiana's pending acquisition of the Perryville power plant, or show that the Perryville unit will produce economic benefits for Entergy Arkansas' customers. Entergy Arkansas filed a response in May 2004 stating that Entergy will seek to reverse the production cost-related portions of the ALJ's Initial Decision in the System Agreement proceeding at FERC, that the Perryville acquisition is part of Entergy's request for proposal generation planning process, that Entergy Arkansas is not in a position to indemnify its retail customers from actions taken by FERC, and that the Perryville acquisition is expected to reduce the domestic utility companies' overall production costs. Procedural schedules have not been established yet in the APSC investigations.

Also in April 2004, the City Council issued a resolution directing Entergy New Orleans and Entergy Louisiana to notify the City Council and obtain prior approval for any action that would materially modify, amend, or terminate the System Agreement for one or more of the domestic utility companies. Entergy New Orleans and Entergy Louisiana appealed the City Council's resolution on the basis that the imposition of this requirement with respect to the System Agreement, a FERC-approved tariff, exceeds the City Council's jurisdiction and authority. In July 2004, the City Council answered the appeal and filed a third party demand and counterclaim against Entergy, the domestic utility companies, Entergy Services, and System Energy, seeking a declaratory judgment that Entergy and its subsidiaries cannot terminate the System Agreement until obligations owed under the March 2003 Agreement in Principle are satisfied.

Critical Accounting Estimates

See "Management's Financial Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi's accounting for pension and other retirement costs.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$289,573	$261,899	$526,402	$489,268

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	73,171	30,436	132,345	62,389
Purchased power	100,591	118,925	193,293	221,873
Other operation and maintenance	44,835	41,849	81,883	77,561
Taxes other than income taxes	13,764	11,835	26,562	22,983
Depreciation and amortization	15,716	14,585	30,625	29,612
Other regulatory charges (credits) - net	(661)	(356)	(3,188)	129
TOTAL	247,416	217,274	461,520	414,547

OPERATING INCOME	42,157	44,625	64,882	74,721

OTHER INCOME
Allowance for equity funds used during construction	867	1,011	1,634	1,807
Interest and dividend income	830	211	1,546	571
Miscellaneous - net	162	(416)	(478)	(1,353)
TOTAL	1,859	806	2,702	1,025

INTEREST AND OTHER CHARGES
Interest on long-term debt	11,047	10,322	21,976	21,956
Other interest - net	540	832	940	1,634
Allowance for borrowed funds used during construction	(596)	(874)	(1,203)	(1,603)
TOTAL	10,991	10,280	21,713	21,987

INCOME BEFORE INCOME TAXES	33,025	35,151	45,871	53,759

Income taxes	12,217	12,801	16,425	19,093

NET INCOME	20,808	22,350	29,446	34,666

Preferred dividend requirements and other	842	842	1,685	1,685

EARNINGS APPLICABLE TO
COMMON STOCK	$19,966	$21,508	$27,761	$32,981

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)

OPERATING ACTIVITIES
Net income	$29,446	$34,666
Noncash items included in net income:
Other regulatory charges (credits) - net	(3,188)	129
Depreciation and amortization	30,625	29,612
Deferred income taxes and investment tax credits	61,417	23,099
Changes in working capital:
Receivables	(8,986)	(19,480)
Fuel inventory	1,072	(32)
Accounts payable	486	(16,341)
Taxes accrued	(60,754)	(18,446)
Interest accrued	(1,528)	(7,171)
Deferred fuel costs	15,042	33,122
Other working capital accounts	3,427	4,765
Provision for estimated losses and reserves	(771)	(530)
Changes in other regulatory assets	(3,448)	357
Other	(11,276)	9,727
Net cash flow provided by operating activities	51,564	73,477

INVESTING ACTIVITIES
Construction expenditures	(78,320)	(83,617)
Allowance for equity funds used during construction	1,634	1,807
Changes in other temporary investments - net	7,506	-
Changes in regulatory investments	-	(72,570)
Net cash flow used in investing activities	(69,180)	(154,380)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	178,625	292,563
Retirement of long-term debt	(218,136)	(330,000)
Changes in short-term borrowings	25,000	-
Dividends paid:
Common stock	(12,100)	(12,900)
Preferred stock	(1,685)	(1,685)
Net cash flow used in financing activities	(28,296)	(52,022)

Net decrease in cash and cash equivalents	(45,912)	(132,925)

Cash and cash equivalents at beginning of period	63,838	147,721

Cash and cash equivalents at end of period	$17,926	$14,796

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$21,843	$29,502
Income taxes	$2,950	-

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
June 30, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$4,015	$6,381
Temporary cash investment - at cost,
which approximates market	13,911	57,457
Total cash and cash equivalents	17,926	63,838
Other temporary investments	-	7,506
Accounts receivable:
Customer	72,883	59,729
Allowance for doubtful accounts	(1,377)	(1,375)
Associated companies	13,275	25,935
Other	5,711	6,400
Accrued unbilled revenues	40,392	31,209
Total accounts receivable	130,884	121,898
Deferred fuel costs	74,036	89,078
Fuel inventory - at average cost	4,005	5,077
Materials and supplies - at average cost	17,427	17,682
Prepayments and other	9,006	9,583
TOTAL	253,284	314,662

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	5,531	5,531
Non-utility property - at cost (less accumulated depreciation)	6,466	6,466
TOTAL	11,997	11,997

UTILITY PLANT
Electric	2,318,008	2,243,852
Property under capital lease	116	136
Construction work in progress	96,601	108,829
TOTAL UTILITY PLANT	2,414,725	2,352,817
Less - accumulated depreciation and amortization	857,261	837,492
UTILITY PLANT - NET	1,557,464	1,515,325

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	23,954	28,964
Other regulatory assets	73,228	58,287
Long-term receivable	4,753	-
Other	26,075	20,064
TOTAL	128,010	107,315

TOTAL ASSETS	$1,950,755	$1,949,299

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$ -	$75,000
Notes payable	25,000	-
Accounts payable:
Associated companies	72,093	62,705
Other	19,310	28,212
Customer deposits	36,000	33,861
Taxes accrued	29,298	39,041
Accumulated deferred income taxes	1,685	7,120
Interest accrued	12,244	13,772
Obligations under capital leases	36	41
Other	3,023	2,567
TOTAL	198,689	262,319

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	396,062	385,395
Accumulated deferred investment tax credits	14,390	15,092
Obligations under capital leases	80	95
Accumulated provisions	6,105	6,876
Long-term debt	695,118	654,956
Other	60,166	60,082
TOTAL	1,171,921	1,122,496

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	50,381	50,381
Common stock, no par value, authorized 15,000,000
shares; issued and outstanding 8,666,357 shares in 2004 and 2003	199,326	199,326
Capital stock expense and other	(59)	(59)
Retained earnings	330,497	314,836
TOTAL	580,145	564,484

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,950,755	$1,949,299

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$ 102	$ 94	$ 8	9
Commercial	92	84	8	10
Industrial	49	45	4	9
Governmental	9	8	1	13
Total retail	252	231	21	9
Sales for resale
Associated companies	8	4	4	100
Non-associated companies	8	5	3	60
Other	22	22	-	-
Total	$ 290	$ 262	$ 28	11

Billed Electric Energy
Sales (GWh):
Residential	1,074	1,063	11	1
Commercial	1,060	1,033	27	3
Industrial	746	708	38	5
Governmental	91	96	(5)	(5)
Total retail	2,971	2,900	71	2
Sales for resale
Associated companies	65	5	60	1,200
Non-associated companies	101	82	19	23
Total	3,137	2,987	150	5

	Six Months Ended		Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$ 196	$ 184	$ 12	7
Commercial	173	159	14	9
Industrial	91	85	6	7
Governmental	17	16	1	6
Total retail	477	444	33	7
Sales for resale
Associated companies	11	9	2	22
Non-associated companies	13	10	3	30
Other	25	26	(1)	(4)
Total	$ 526	$ 489	$ 37	8

Billed Electric Energy
Sales (GWh):
Residential	2,299	2,316	(17)	(1)
Commercial	2,064	2,044	20	1
Industrial	1,422	1,380	42	3
Governmental	182	190	(8)	(4)
Total retail	5,967	5,930	37	1
Sales for resale
Associated companies	78	24	54	225
Non-associated companies	167	152	15	10
Total	6,212	6,106	106	2

ENTERGY NEW ORLEANS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2004 Compared to Second Quarter 2003

Net income increased $2.7 million primarily due to an increase in net revenue, partially offset by an increase in interest charges.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net income increased $14.2 million primarily due to an increase in net revenue, partially offset by an increase in interest charges.

Net Revenue

Second Quarter 2004 Compared to Second Quarter 2003

Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related, and purchased power expenses and 2) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the second quarter of 2004 to the second quarter of 2003.

Amount
(In Millions)

2003 net revenue	$61.3
Price applied to unbilled electric sales	3.8
Volume/weather	2.7
Base rates	2.4
2003 deferral	(4.1)
Other	1.1
2004 net revenue	$67.2

The price applied to unbilled electric sales variance results primarily from an increase in the fuel price applied to unbilled sales.

The volume/weather variance resulted from increased electric usage primarily during the unbilled sales period, partially offset by the effects of milder weather on billed sales in the second quarter of 2004 as compared to the same period in 2003.

The increase in base rates was effective June 2003. The rate increase is discussed in Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K.

The 2003 deferral variance is due to a regulatory credit recorded in 2003 to defer expenses related to uncollectible accounts. The City Council approved collection of the expense over a five-year period that began in June 2003.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to an increase of $21.4 million in gross wholesale revenue as a result of increased sales to affiliates and an increase of $3.4 million in gas fuel cost recovery revenues due to higher fuel rates. The increase is also attributable to the increase in base rates and favorable volume/weather, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in electricity generated and power purchases.

Other regulatory credits decreased primarily due to the deferral of uncollectible accounts in the second quarter of 2003, as discussed above.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Following is an analysis of the change in net revenue comparing the six months ended June 30, 2004 to the six months ended June 30, 2003.

Amount
(In Millions)

2003 net revenue	$100.6
Base rates	11.1
Volume/weather	9.9
Price applied to unbilled electric sales	4.7
Rate refund provision	(4.1)
2003 deferral	(4.1)
Other	2.7
2004 net revenue	$120.8

The increase in base rates was effective June 2003. The rate increase is discussed in Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K.

The increase in volume/weather resulted from increased electric usage primarily during the unbilled sales period partially offset by the effect of milder weather on billed sales in 2004.

The price applied to unbilled electric sales variance is due to an increase in the fuel price applied to unbilled sales.

Rate refund provisions decreased net revenue due to higher accruals in February 2004 primarily as a result of a resolution adopted by the City Council. The resolution is discussed in Note 2 to the domestic utility companies and System Energy financial statements.

The 2003 deferral variance is due to a regulatory credit recorded in 2003 to defer expenses related to uncollectible accounts. The City Council approved collection of the expense over a five-year period that began in June 2003.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to an increase of $46.9 million in gross wholesale revenue as a result of increased sales to affiliates. The increase is also attributable to the increase in base rates and favorable volume/weather, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in electricity generated and power purchases.

Other regulatory credits decreased primarily due to the deferral of uncollectible accounts in the second quarter of 2003, as discussed above.

Other Income Statement Variances

Second Quarter 2004 Compared to Second Quarter 2003

Interest charges increased primarily due to a true-up in May 2003 of interest accruals previously made for potential rate actions and refunds. The true-up decreased interest charges in 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Other operation and maintenance expenses decreased primarily due to a decrease of $3.8 million as a result of lower contract costs, decreased loss reserves, and lower company labor costs and a decrease of $1.6 million in fossil expenses as a result of the timing of contract work offset by emergency generator repairs. The decrease was partially offset by an increase of $4.7 million in customer service support costs as a result of increased uncollectible receivables write-offs.

Interest charges increased primarily due to a true-up in May 2003 of interest accruals previously made for potential rate actions and refunds. The true-up decreased interest charges in 2003.

Income Taxes

The effective income tax rates for the second quarters of 2004 and 2003 were 38.9% and 39.3%, respectively. The effective income tax rates for the six months ended June 30, 2004 and 2003 were 38.6% and 42.6%, respectively. The differences in the effective income tax rates for the periods presented versus the federal statutory rate of 35% are primarily due to book and tax differences related to utility plant items and state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2004 and 2003 were as follows:

	2004	2003
	(In Thousands)

Cash and cash equivalents at beginning of period	$4,669	$66,247

Cash flow provided by (used in):
Operating activities	20,014	(34,208)
Investing activities	(22,258)	(28,768)
Financing activities	(1,524)	(482)
Net decrease in cash and cash equivalents	(3,768)	(63,458)

Cash and cash equivalents at end of period	$901	$2,789

Operating Activities

Entergy New Orleans provided $20.0 million of cash flow from operating activities for the six months ended June 30, 2004 compared to using $34.2 million of cash for the six months ended June 30, 2003 primarily due to increased net income, the timing of receivable collections, and the effect of higher fuel costs in 2003, partially offset by money pool activity.

Entergy New Orleans' receivables from or (payables to) the money pool were as follows:

June 30, 2004	December 31, 2003	June 30, 2003	December 31, 2002
(In Thousands)

($1,805)	$1,783	($13,741)	$3,500

Money pool activity provided $3.6 million of Entergy New Orleans' operating cash flows for the six months ended June 30, 2004 and provided $17.2 million of Entergy New Orleans' operating cash flows for the six months ended June 30, 2003. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Investing Activities

Net cash used in investing activities decreased $6.5 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to decreased capital expenditures of $5.6 million related to a turbine inspection project at a fossil plant in 2003.

Financing Activities

Net cash used in financing activities increased $1.0 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to common stock dividends paid in 2004 of $0.8 million.

Uses and Sources of Capital

See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy New Orleans' uses and sources of capital. Following is an update to the information provided in the Form 10-K.

In July 2004, Entergy New Orleans entered into a credit facility and Entergy Louisiana renewed its credit facility with the same lender. Both facilities will expire in April 2005. Entergy New Orleans can borrow up to $14 million and Entergy Louisiana can borrow up to $15 million under their respective credit facilities, but at no time can the total amount borrowed by the two companies combined exceed $15 million.

Significant Factors and Known Trends

See "Management's Financial Discussion and Analysis - Significant Factors and Known Trends" in the Form 10-K for a discussion of System Agreement proceedings, market and credit risks, state and local regulatory risks, environmental risks, and litigation risks. The following is an update to the Form 10-K.

System Agreement Proceedings

See the Form 10-K for a discussion of the proceeding commenced at FERC by the LPSC regarding production cost equalization under the System Agreement, the ALJ's Initial Decision in the proceeding, and the "Order of Investigation" issued by the APSC. Several parties, including Entergy, the LPSC, the APSC, the MPSC, the City Council, and the FERC Staff, filed briefs on exceptions in response to the ALJ's Initial Decision. Entergy's exceptions to the ALJ's Initial Decision include that: the practical effect of the Initial Decision is full production cost equalization, which was rejected in the Initial Decision and previously has been rejected by the FERC; implementation of resource planning for the Entergy System will be impeded; the remedy in the Initial Decision is inconsistent with the history, structure, and precedent regarding the System Agreement; the Initial Decision's remedy ignores the historical pattern of production cost disparities on the Entergy System and would result in substantial, sudden transfers of costs between groups of Entergy customers; the numerical standards proposed in the Initial Decision are arbitrary and are so complex they will be difficult to implement; the Initial Decision improperly rejected Entergy's resource planning remedy; the Initial Decision erroneously determined that the costs of the Vidalia project should be included in Entergy Louisiana's relative production costs for purposes of calculating relative production costs; and the Initial Decision erroneously adopted a new method of calculating reserve sharing costs rather than the current method.

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

Entergy Arkansas also filed its initial testimony in response to the APSC's February Order of Investigation discussed in the Form 10-K. The testimony emphasizes that the ALJ's Initial Decision is not a final order by the FERC; briefly discusses some of the aspects of the Initial Decision that are included in Entergy's exceptions filed with FERC; emphasizes that Entergy will seek to reverse the production cost-related portions of the Initial Decision; and states that Entergy Arkansas believes that it is premature, before FERC makes a decision, for Entergy Arkansas to determine whether its continued participation in the System Agreement is appropriate.

In addition, as discussed in the Form 10-K, the APSC had publicly announced its intention to initiate an inquiry into Entergy Louisiana's Vidalia purchased power contract. In April 2004, the APSC commenced the investigation and requested historical documents, records, and information from Entergy Arkansas, which Entergy Arkansas has provided to the APSC.

Also in April 2004, the APSC issued an order directing Entergy Arkansas to show cause why Entergy Arkansas should not have to indemnify and hold its customers harmless from any adverse financial effects related to Entergy Louisiana's pending acquisition of the Perryville power plant, or show that the Perryville unit will produce economic benefits for Entergy Arkansas' customers. Entergy Arkansas filed a response in May 2004 stating that Entergy will seek to reverse the production cost-related portions of the ALJ's Initial Decision in the System Agreement proceeding at FERC, that the Perryville acquisition is part of Entergy's request for proposal generation planning process, that Entergy Arkansas is not in a position to indemnify its retail customers from actions taken by FERC, and that the Perryville acquisition is expected to reduce the domestic utility companies' overall production costs. Procedural schedules have not been established yet in the APSC investigations.

Also in April 2004, the City Council issued a resolution directing Entergy New Orleans and Entergy Louisiana to notify the City Council and obtain prior approval for any action that would materially modify, amend, or terminate the System Agreement for one or more of the domestic utility companies. Entergy New Orleans and Entergy Louisiana appealed the City Council's resolution on the basis that the imposition of this requirement with respect to the System Agreement, a FERC-approved tariff, exceeds the City Council's jurisdiction and authority. In July 2004, the City Council answered the appeal and filed a third party demand and counterclaim against Entergy, the domestic utility companies, Entergy Services, and System Energy, seeking a declaratory judgment that Entergy and its subsidiaries cannot terminate the System Agreement until obligations owed under the March 2003 Agreement in Principle are satisfied.

Formula Rate Plan Filings

In conformance with the City Council's May 2003 resolution discussed in the Form 10-K, in April 2004, Entergy New Orleans made filings with the City Council as required by the earnings review process prescribed by the Gas and Electric Formula Rate Plans approved by the Council. The filings show an increase in Entergy New Orleans' electric revenues of $1.15 million and an increase in Entergy New Orleans gas revenues of $32,000 are warranted. The Council Advisors and intervenors reviewed the filings, and filed their recommendations in July 2004. In August 2004, in accordance with the City Council's requirements for the formula rate plans, Entergy New Orleans made a filing with the City Council reflecting the parties' concurrence that no change in Entergy New Orleans' electric or gas rates is warranted.

Critical Accounting Estimates

See "Management's Financial Discussion and Analysis - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans' accounting for pension and other retirement costs.

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$159,221	$131,236	$271,797	$220,021
Natural gas	27,116	22,829	84,307	74,950
TOTAL	186,337	154,065	356,104	294,971

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	53,078	39,349	109,589	92,843
Purchased power	65,398	57,622	124,317	103,741
Other operation and maintenance	27,235	26,988	48,551	50,436
Taxes other than income taxes	10,069	10,030	20,064	20,380
Depreciation and amortization	6,969	6,942	13,800	14,407
Other regulatory charges (credits) - net	708	(4,177)	1,416	(2,259)
TOTAL	163,457	136,754	317,737	279,548

OPERATING INCOME	22,880	17,311	38,367	15,423

OTHER INCOME
Allowance for equity funds used during construction	197	904	415	1,152
Interest and dividend income	157	44	327	354
Miscellaneous - net	1,106	(103)	812	(549)
TOTAL	1,460	845	1,554	957

INTEREST AND OTHER CHARGES
Interest on long-term debt	3,844	4,483	7,710	8,950
Other interest - net	539	(1,200)	955	(543)
Allowance for borrowed funds used during construction	(190)	(926)	(412)	(1,180)
TOTAL	4,193	2,357	8,253	7,227

INCOME BEFORE INCOME TAXES	20,147	15,799	31,668	9,153

Income taxes	7,828	6,219	12,235	3,900

NET INCOME	12,319	9,580	19,433	5,253

Preferred dividend requirements and other	241	241	482	482

EARNINGS APPLICABLE TO
COMMON STOCK	$12,078	$9,339	$18,951	$4,771

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)
OPERATING ACTIVITIES
Net income	$19,433	$5,253
Noncash items included in net income:
Other regulatory charges (credits) - net	1,416	(2,259)
Depreciation and amortization	13,800	14,407
Deferred income taxes and investment tax credits	19,510	10,489
Changes in working capital:
Receivables	(2,936)	(33,045)
Fuel inventory	5,580	1,208
Accounts payable	(16,799)	6,900
Taxes accrued	(1,637)	(5,603)
Interest accrued	(413)	(442)
Deferred fuel costs	(9,802)	(11,805)
Other working capital accounts	6,138	(17,255)
Provision for estimated losses and reserves	(269)	(2,454)
Changes in other regulatory assets	698	(3,708)
Other	(14,705)	4,106
Net cash flow provided by (used in) operating activities	20,014	(34,208)

INVESTING ACTIVITIES
Construction expenditures	(23,279)	(29,920)
Allowance for equity funds used during construction	415	1,152
Changes in other temporary investments - net	606	-
Net cash flow used in investing activities	(22,258)	(28,768)

FINANCING ACTIVITIES
Dividends paid:
Common stock	(800)	-
Preferred stock	(724)	(482)
Net cash flow used in financing activities	(1,524)	(482)

Net decrease in cash and cash equivalents	(3,768)	(63,458)

Cash and cash equivalents at beginning of period	4,669	66,247

Cash and cash equivalents at end of period	$901	$2,789

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$8,782	$8,541
Income taxes	($5,010)	-

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
June 30, 2004 and December 31, 2003
(Unaudited)

		2004	2003
		(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash		$901	$28
Temporary cash investments - at cost,
which approximates market		-	4,641
Total cash and cash equivalents		901	4,669
Other temporary investments		-	606
Accounts receivable:
Customer		52,360	44,663
Allowance for doubtful accounts		(3,217)	(3,104)
Associated companies		5,120	24,697
Other		6,515	10,057
Accrued unbilled revenues		39,584	21,113
Total accounts receivable		100,362	97,426
Deferred fuel costs		7,082	-
Accumulated deferred income taxes		-	460
Fuel inventory - at average cost		-	5,580
Materials and supplies - at average cost		9,199	8,660
Prepayments and other		7,543	8,050
TOTAL		125,087	125,451

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity		3,259	3,259

UTILITY PLANT
Electric		681,825	666,122
Natural gas	GAS	174,217	167,011
Construction work in progress		39,962	45,061
TOTAL UTILITY PLANT		896,004	878,194
Less - accumulated depreciation and amortization		429,638	420,745
UTILITY PLANT - NET		466,366	457,449

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets		26,368	27,222
Long term receivables		3,541	-
Other		8,452	6,438
TOTAL		38,361	33,660

TOTAL ASSETS		$633,073	$619,819

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
June 30, 2004 and December 31, 2003
(Unaudited)

		2004	2003
		(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies		$33,107	$35,008
Other		27,820	42,718
Customer deposits		16,606	15,575
Taxes accrued		2,297	-
Accumulated deferred income taxes		2,453	-
Interest accrued		5,799	6,212
Deferred fuel costs		-	2,720
Energy Efficiency Program provision		6,473	6,356
Other		12,335	2,088
TOTAL		106,890	110,677

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued		47,716	39,486
Accumulated deferred investment tax credits		4,216	4,441
SFAS 109 regulatory liability - net		39,423	40,543
Other regulatory liabilities		-	954
Accumulated provisions		551	820
Long-term debt		229,253	229,217
Other		35,138	41,346
TOTAL		356,297	356,807

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund		19,780	19,780
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2004
and 2003		33,744	33,744
Paid-in capital		36,294	36,294
Retained earnings		80,068	62,517
TOTAL		169,886	152,335

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$633,073	$619,819

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$41	$44	($3)	(7)
Commercial	42	42	-	-
Industrial	8	7	1	14
Governmental	18	18	-	-
Total retail	109	111	(2)	(2)
Sales for resale
Associated companies	30	9	21	233
Other	20	11	9	82
Total	$159	$131	$28	21

Billed Electric Energy
Sales (GWh):
Residential	450	508	(58)	(11)
Commercial	545	552	(7)	(1)
Industrial	138	101	37	37
Governmental	245	252	(7)	(3)
Total retail	1,378	1,413	(35)	(2)
Sales for resale
Associated companies	390	101	289	286
Non-associated companies	6	6	-	-
Total	1,774	1,520	254	17

	Six Months Ended		Increase/
Description	2004	2003	(Decrease)%
	(In Millions)
Electric Operating Revenues:
Residential	$71	$76	($5)	(7)
Commercial	76	77	(1)	(1)
Industrial	14	13	1	8
Governmental	31	32	(1)	(3)
Total retail	192	198	(6)	(3)
Sales for resale
Associated companies	57	10	47	470
Non-associated companies	1	1	-	-
Other	22	11	11	100
Total	$272	$220	$52	24

Billed Electric Energy
Sales (GWh):
Residential	867	922	(55)	(6)
Commercial	1,070	1,052	18	2
Industrial	250	193	57	30
Governmental	470	477	(7)	(1)
Total retail	2,657	2,644	13	-
Sales for resale
Associated companies	750	124	626	505
Non-associated companies	15	14	1	7
Total	3,422	2,782	640	23

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

System Energy's principal asset consists of a 90% ownership and leasehold interest in Grand Gulf 1. The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. System Energy's operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf 1 pursuant to the Unit Power Sales Agreement. Payments under the Unit Power Sales Agreement are System Energy's only source of operating revenues. Net income increased $2.7 million and $3.6 million for the second quarter and six months ended June 30, 2004, respectively, compared to the same periods in 2003 primarily due to an increase in rate base in 2004 resulting in higher operating income.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2004 and 2003 were as follows:

	2004	2003
	(In Thousands)

Cash and cash equivalents at beginning of period	$52,536	$113,159

Cash flow provided by (used in):
Operating activities	98,371	162,389
Investing activities	(24,944)	(209,712)
Financing activities	(69,943)	(58,775)
Net increase (decrease) in cash and cash equivalents	3,484	(106,098)

Cash and cash equivalents at end of period	$56,020	$7,061

Operating Activities

Cash flow from operations decreased $64 million for the six months ended June 30, 2004 compared to the same period in 2003 primarily due to money pool activity as explained below and the cessation of the Entergy Mississippi GGART. System Energy collected $21.7 million in 2003 from Entergy Mississippi in conjunction with the GGART, which provided for the acceleration of Entergy Mississippi's Grand Gulf purchased power obligations. The MPSC authorized the cessation of the GGART effective July 1, 2003. See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the GGART. Partially offsetting the decrease in operating cash flows was a decrease in interest paid during the first quarter of 2004.

System Energy's receivables from the money pool were as follows:

June 30, 2004	December 31, 2003	June 30, 2003	December 31, 2002
(In Thousands)

$48,082	$19,064	$1,279	$7,046

Money pool activity used $29 million of System Energy's operating cash flows for the six months ended June 30, 2004 and provided $5.8 million for the same period in 2003. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

Investing Activities

The decrease of $184.8 million in net cash used in investing activities for the six months ended June 30, 2004 compared to the same period in 2003 was primarily due to cash collateral of $193 million provided in 2003. System Energy had three-year letters of credit in place that were scheduled to expire in March 2003 securing certain of its obligations related to the sale-leaseback of a portion of Grand Gulf 1. System Energy replaced the letters of credit with new three-year letters of credit totaling approximately $198 million that were backed by cash collateral. In December 2003, System Energy replaced the cash-backed letters of credit with syndicated bank letters of credit that expire in May 2007. Offsetting the cash collateral provided in 2003 was an increase in construction expenditures due to the reclassification of inventory items to capital in addition to facilities upgrades projects begun in late-2003.

Financing Activities

The increase of $11.2 million in net cash used by financing activities for the six months ended June 30, 2004 compared to the same period in 2003 was primarily due to:

    $13.2 million in bond premium and costs related to System Energy refunding the bonds associated with its Grand Gulf Lease Obligation in May 2004; and
    $3 million of increased dividends paid.

The increase was partially offset by a decrease of $5 million in the January 2004 principal payment made on the Grand Gulf 1 sale-leaseback compared to the January 2003 principal payment.

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$132,720	$144,764	$259,888	$286,749

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	10,278	10,006	17,524	20,184
Nuclear refueling outage expenses	2,891	3,174	6,518	6,166
Other operation and maintenance	23,127	25,198	44,638	45,944
Decommissioning	5,805	5,450	11,505	10,900
Taxes other than income taxes	6,211	6,710	12,156	12,684
Depreciation and amortization	25,829	25,658	52,370	52,246
Other regulatory charges (credits) - net	(1,006)	14,539	(2,175)	28,857
TOTAL	73,135	90,735	142,536	176,981

OPERATING INCOME	59,585	54,029	117,352	109,768

OTHER INCOME
Allowance for equity funds used during construction	453	263	867	532
Interest and dividend income	1,569	1,692	2,925	3,618
Miscellaneous - net	(151)	(168)	(372)	(742)
TOTAL	1,871	1,787	3,420	3,408

INTEREST AND OTHER CHARGES
Interest on long-term debt	15,949	14,373	31,189	29,074
Other interest - net	146	537	356	1,110
Allowance for borrowed funds used during construction	(146)	(82)	(281)	(177)
TOTAL	15,949	14,828	31,264	30,007

INCOME BEFORE INCOME TAXES	45,507	40,988	89,508	83,169

Income taxes	19,975	18,168	39,309	36,614

NET INCOME	$25,532	$22,820	$50,199	$46,555

See Notes to Respective Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
	(In Thousands)

OPERATING ACTIVITIES
Net income	$50,199	$46,555
Noncash items included in net income:
Other regulatory charges (credits) - net	(2,175)	28,857
Depreciation, amortization, and decommissioning	63,875	63,146
Deferred income taxes and investment tax credits	(166,003)	(18,621)
Changes in working capital:
Receivables	(18,986)	17,636
Accounts payable	(6,032)	(5,172)
Taxes accrued	194,383	45,380
Interest accrued	(17,109)	(24,539)
Other working capital accounts	(3,605)	(7,477)
Provision for estimated losses and reserves	(1,886)	(282)
Changes in other regulatory assets	11,319	16,328
Other	(5,609)	578
Net cash flow provided by operating activities	98,371	162,389

INVESTING ACTIVITIES
Construction expenditures	(22,011)	(6,254)
Allowance for equity funds used during construction	867	532
Nuclear fuel purchases	(45,460)	-
Proceeds from sale/leaseback of nuclear fuel	45,640	-
Decommissioning trust contributions and realized
change in trust assets	(10,462)	(11,043)
Changes in other temporary investments - net	6,482	-
Increase in other cash investments	-	(192,947)
Net cash flow used in investing activities	(24,944)	(209,712)

FINANCING ACTIVITIES
Retirement of long-term debt	(6,348)	(11,375)
Other financing activities	(13,195)	-
Dividends paid:
Common stock	(50,400)	(47,400)
Net cash flow used in financing activities	(69,943)	(58,775)

Net increase (decrease) in cash and cash equivalents	3,484	(106,098)

Cash and cash equivalents at beginning of period	52,536	113,159

Cash and cash equivalents at end of period	$56,020	$7,061

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$46,318	$52,783

See Notes to Respective Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
June 30, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$280	$2,918
Temporary cash investments - at cost,
which approximates market	55,740	49,618
Total cash and cash equivalents	56,020	52,536
Other temporary investments	-	6,482
Accounts receivable:
Associated companies	91,325	72,477
Other	1,915	1,777
Total accounts receivable	93,240	74,254
Materials and supplies - at average cost	50,913	63,047
Deferred nuclear refueling outage costs	15,684	2,979
Prepayments and other	69,594	1,031
TOTAL	285,451	200,329

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	187,091	172,916

UTILITY PLANT
Electric	3,235,177	3,205,895
Property under capital lease	466,521	466,521
Construction work in progress	23,983	31,344
Nuclear fuel under capital lease	80,395	47,242
TOTAL UTILITY PLANT	3,806,076	3,751,002
Less - accumulated depreciation and amortization	1,727,799	1,672,658
UTILITY PLANT - NET	2,078,277	2,078,344

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	102,722	115,633
Other regulatory assets	311,607	301,233
Other	14,051	12,269
TOTAL	428,380	429,135

TOTAL ASSETS	$2,979,199	$2,880,724

See Notes to Respective Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY
June 30, 2004 and December 31, 2003
(Unaudited)

	2004	2003
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$25,266	$6,348
Accounts payable:
Associated companies	9,529	-
Other	14,694	30,255
Taxes accrued	-	55,585
Accumulated deferred income taxes	5,873	942
Interest accrued	12,514	29,623
Obligations under capital leases	31,266	31,266
Other	1,680	1,971
TOTAL	100,822	155,990

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	421,782	290,964
Accumulated deferred investment tax credits	77,350	79,088
Obligations under capital leases	49,129	15,976
Other regulatory liabilities	224,741	213,093
Decommissioning	323,964	312,459
Accumulated provisions	1,896	3,782
Long-term debt	857,176	882,401
Other	29,304	33,735
TOTAL	1,985,342	1,831,498

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2004 and 2003	789,350	789,350
Retained earnings	103,685	103,886
TOTAL	893,035	893,236

Commitments and Contingencies

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$2,979,199	$2,880,724

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

The Property Insurance Policy renewed on April 1, 2004 with the following changes: the deductibles for ANO 1 and 2, Grand Gulf 1, River Bend, and Waterford 3 increased to $5 million per occurrence for turbine/generator damage and $5 million per occurrence for other than turbine/generator damage.

Under the property damage and accidental outage insurance programs, Entergy nuclear plants could be subject to assessments should losses exceed the accumulated funds available from NEIL. As of June 30, 2004, the maximum amount of such possible assessments per occurrence were $15.1 million for Entergy Arkansas, $11.1 million for Entergy Gulf States, $13.0 million for Entergy Louisiana, $0.06 million for Entergy Mississippi, $0.06 million for Entergy New Orleans, and $11.5 million for System Energy.

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

In accordance with a new decommissioning cost study for ANO 1 and 2, which resulted in a lower estimate of the cost required to decommission the plants, in the first quarter of 2004 Entergy Arkansas recorded a revision to its estimated decommissioning cost liability. The revised estimate resulted in a $107.7 million reduction in its decommissioning liability, along with a $19.5 million reduction in utility plant and an $88.2 million reduction in the related regulatory asset.

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

As discussed in the Form 10-K, the Energy Policy Act of 1992 contains a provision that assesses domestic nuclear utilities with fees for the decontamination and decommissioning (D&D) of the DOE's past uranium enrichment operations. The Energy Policy Act calls for cessation of annual D&D assessments not later than October 24, 2007. Entergy will oppose any attempts to extend the assessments past this date, but cannot state with certainty that an extension will not be made.

CashPoint Bankruptcy (Entergy Arkansas, Entergy Louisiana, Entergy Gulf States, Entergy New Orleans, and Entergy Mississippi)

The domestic utility companies entered an agreement with CashPoint Network Services (CashPoint) under which CashPoint was to manage a network of payment agents through which Entergy's utility customers could pay their bills. The payment agent system allows customers to pay their bills at various commercial or governmental locations, rather than sending payments by mail. Approximately one-third of Entergy's utility customers use this process.

On April 19, 2004, CashPoint failed to pay funds due to the domestic utility companies that had been collected through payment agents. The domestic utility companies then obtained a temporary restraining order from the Civil District Court for the Parish of Orleans, State of Louisiana, enjoining CashPoint from distributing funds belonging to Entergy, except by paying those funds to Entergy. On April 22, 2004, a petition for involuntary Chapter 7 bankruptcy was filed against CashPoint by other creditors in the United States Bankruptcy Court for the Southern District of New York. In response to these events, the domestic utility companies expanded an existing contract with another company to manage all of their payment agents. Although Entergy cannot precisely determine at this time the amount that CashPoint owes to the domestic utility companies that may not be repaid, it has accrued an estimate of loss based on current information. If no cash is repaid to the domestic utility companies, an event Entergy does not believe is likely, the current estimates of maximum exposure to loss are as follows:

Amount
(In Millions)

Entergy Arkansas	$2
Entergy Gulf States	8
Entergy Louisiana	9
Entergy Mississippi	4.5
Entergy New Orleans	2.5

Environmental Issues

(Entergy Gulf States)

See Note 9 to the domestic utility companies and System Energy financial statements in the Form 10-K for information related to the designation of Entergy Gulf States as a PRP for the cleanup of certain hazardous waste disposal sites. During the second quarter of 2004, the reserve balance previously recorded was reduced to approximately $1.5 million based upon activities performed to date and the best estimate of the remaining likely exposure associated with the ten-year groundwater monitoring study.

(Entergy Louisiana and Entergy New Orleans)

During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana and Entergy New Orleans have determined that certain of their power plant wastewater impoundments were affected by these regulations and have chosen to upgrade or close them. Recorded liabilities in the amounts of $5.8 million for Entergy Louisiana and $0.5 million for Entergy New Orleans existed at June 30, 2004 for wastewater upgrades and closures. Completion of this work is awaiting LDEQ approval.

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

Texas (Entergy Gulf States)

See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory and Entergy Gulf States' independent organization request. On March 15, 2004, the PUCT issued a preliminary order in Entergy Gulf States' independence proceeding in which the PUCT determined, among other things, that the ultimate question in the proceeding is whether Entergy Gulf States' proposed independent organization, Entergy Transmission Organization, is sufficiently independent of any producer or seller of electricity that its decisions will not be unduly influenced by any producer or seller. After a hearing held in June 2004 on the merits, the PUCT denied Entergy's application to certify Entergy's transmission organization as an independent organization under Texas law. In its order, the PUCT also ordered: the cessation of efforts to develop an interim solution for retail open access in Entergy Gulf States' Texas service territory, termination of the pilot project in that territory, and a delay in retail open access in that territory until either a FERC-approved RTO is in place or some other independent transmission entity is certified under Texas law. Several parties have filed motions for rehearing on the termination of the pilot program aspect of the order, claiming the issue was not properly a part of the proceeding.

Deferred Fuel Costs

(Entergy Arkansas)

In March 2004, Entergy Arkansas filed with the APSC its energy cost recovery rider for the period April 2004 through March 2005. The filed energy cost rate, which accounts for 12 percent of a typical residential customer's bill using 1,000 kWh per month, increased 16 percent due primarily to the elimination of a credit contained in the prior year's rate to refund previously over-recovered fuel costs. Also included in this year's energy cost calculation is a decrease in rates of $3.9 million as a result of Entergy Arkansas' proposed retail customer protections due to the operation of a revised energy association method between the retail and wholesale sectors resulting from the approval of a life-of-resources power purchase agreement with Entergy New Orleans.

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

See Note 2 to the domestic utility and System Energy financial statements in the Form 10-K for a discussion of Entergy Gulf States' January 2001 fuel reconciliation case filed with the PUCT covering the period from March 1999 through August 2000 and subsequent proceedings at Travis County District Court and the Third District Court of Appeals. Entergy Gulf States appealed to the Court of Appeals the disallowance of approximately $4.2 million related to imputed capacity costs and the disallowance related to costs for energy delivered from the 30% non-regulated share of River Bend. Oral argument before the appellate court is scheduled for September 2004.

(Entergy Louisiana)

As discussed in Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K, in August 2000, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Louisiana pursuant to a November 1997 LPSC general order. The time period that is the subject of the audit is January 1, 2000 through December 31, 2001. In September 2003, the LPSC staff issued its audit report and recommended a disallowance with regard to one item. The issue relates to the alleged failure to uprate Waterford 3 in a timely manner, a claim that also has been raised in the summer 2001, 2002, and 2003 purchased power proceedings. The LPSC staff has quantified the possible disallowance as between $7.6 and $14 million. Entergy Louisiana notified the LPSC that it will contest the recommendation. A procedural schedule has been adopted and hearings, which also will address issues relating to the reasonableness of transmission planning and purchases of power from affiliates, the potential value of which issues cannot yet be quantified, are scheduled to begin in April 2005.

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

Filings with the LPSC

Annual Earnings Reviews (Entergy Gulf States)

See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for a discussion of Entergy Gulf States' ninth and last required post-merger analysis filed with the LPSC in May 2002. In the LPSC staff's December 2003 testimony, the staff recommended a rate refund of approximately $30 million and a prospective rate reduction of approximately $50 million. Hearings concluded in May 2004.

Proposed Settlement (Entergy Gulf States and Entergy Louisiana)

In June 2004, Entergy Gulf States and Entergy Louisiana filed a settlement offer with the LPSC that would resolve, among other dockets, Entergy Gulf States' ninth post-merger analysis and the purchased power for the summers of 2001, 2002, and 2003 dockets discussed in the Form 10-K. The proposed settlement includes an offer to refund approximately $64 million to Entergy Gulf States' Louisiana customers and $1 million to Entergy Louisiana's customers, with no change in either company's current base rates.  The settlement also proposes a performance-based rate structure. The LPSC has decided to treat the proposal as a contested settlement proposal and is expected to address the proposed settlement following a hearing and pre-hearing procedures.

Retail Rates

(Entergy Gulf States)

In July 2004, Entergy Gulf States filed with the LPSC an application for a change in its rates and charges seeking an increase of $9.1 million in gas base rates in order to allow Entergy Gulf States an opportunity to earn a fair and reasonable rate of return. Entergy Gulf States is also seeking approval of certain proposed rate design, rate schedule and policy changes. A procedural schedule has not yet been established.

(Entergy Louisiana)

See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for Entergy Louisiana's rate filing with the LPSC requesting a base rate increase. In August 2004, the LPSC Staff filed testimony in which it recommended a $19.5 million rate increase for Entergy Louisiana, assuming that the Perryville acquisition is approved in time for the Perryville costs to be included in rates set in this proceeding.  Additional issues and updates that will be evaluated in connection with this proceeding are likely to result in revisions to the LPSC Staff's recommendation.  These issues may reduce the amount of the recommended rate increase or cause it to become a recommendation for a rate decrease.  Hearings are currently set for November 2004.

Filings with the City Council (Entergy New Orleans)

Formula Rate Plan Filings

In April 2004, Entergy New Orleans made filings with the City Council as required by the earnings review process prescribed by the Gas and Electric Formula Rate Plans approved by the Council in 2003. The filings show an increase in Entergy New Orleans' electric revenues of $1.15 million and an increase in Entergy New Orleans gas revenues of $32,000 are warranted. The Council Advisors and intervenors reviewed the filings, and filed their recommendations in July 2004. In August 2004, in accordance with the City Council's requirements for the formula rate plans, Entergy New Orleans made a filing with the City Council reflecting the parties' concurrence that no change in Entergy New Orleans' electric or gas rates is warranted.

Fuel Adjustment Clause Litigation

See "Fuel Adjustment Clause Litigation" in Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for a discussion of the complaint filed by a group of ratepayers in state court in Orleans Parish and with the City Council regarding certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the City Council. In February 2004, the City Council approved a resolution that results in a refund to customers of $11.3 million, including interest, during the months of June through September 2004. The resolution concludes, among other things, that the record does not support an allegation that Entergy New Orleans' actions or inactions, either alone or in concert with Entergy or any of its affiliates, constituted a misrepresentation or a suppression of the truth made in order to obtain an unjust advantage of Entergy New Orleans, or to cause loss, inconvenience or harm to its ratepayers. Management believes that it has adequately provided for the liability associated with this proceeding. The plaintiffs have appealed the City Council resolution to the state court in Orleans Parish. Oral argument on the plaintiffs' appeal is scheduled for February 2005. In addition, in March 2004, the plaintiffs supplemented and amended the class action petition that had been filed in state court in April 1999. This proceeding has been stayed pending resolution of plaintiffs' appeal in the proceeding commenced with the City Council.

NOTE 3. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

The short-term borrowings of the domestic utility companies and System Energy are limited to amounts authorized by the SEC. The current limits authorized are effective through November 30, 2004. In addition to borrowing from commercial banks, the domestic utility companies and System Energy are authorized to borrow from the Entergy System Money Pool (money pool). The money pool is an inter-company borrowing arrangement designed to reduce the domestic utility companies' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the SEC authorized limits. The following are the combined short-term borrowings from the money pool and external borrowings, and the SEC-authorized limits for short-term borrowings for the domestic utility companies and System Energy as of June 30, 2004:

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$235	$85.0
Entergy Gulf States	$340	$27.1
Entergy Louisiana	$225	-
Entergy Mississippi	$160	$25.0
Entergy New Orleans	$100	$1.8
System Energy	$140	-

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans each have separate short-term credit facilities available as follows:

Company	Expiration Date	Amount of Facility	Amount Drawn as of June 30, 2004

Entergy Arkansas	April 2005	$85 million	$85 million
Entergy Louisiana	April 2005	$15 million	-
Entergy Mississippi	May 2004	$25 million	$25 million
Entergy New Orleans	April 2005	$14 million	-

The combined amount borrowed by Entergy Louisiana and Entergy New Orleans under these facilities at any one time cannot exceed $15 million. The facilities have variable interest rates and the average commitment fee is 0.15%.

The following long-term debt has been issued by the domestic utility companies and System Energy in 2004:

	Issue Date	Amount
		(In Thousands)
Mortgage Bonds:
5.50% Series due April 2019, Entergy Louisiana	March 2004	$100,000
6.25% Series due April 2034, Entergy Mississippi	April 2004	$100,000
4.65% Series due May 2011, Entergy Mississippi	April 2004	$80,000

The following long-term debt has been retired by the domestic utility companies and System Energy in 2004:

	Retirement Date	Amount
		(In Thousands)
Mortgage Bonds and Certain Lease Obligation Payments:
Grand Gulf Lease Obligation payment, System Energy	N/A	$6,348
Waterford 3 Lease Obligation payment, Entergy Louisiana	N/A	$14,809
8.25% Series due April 2004, Entergy Gulf States	April 2004	$292,000
6.20% Series due May 2004, Entergy Mississippi	May 2004	$75,000
6.45% Series due April 2008, Entergy Mississippi	May 2004	$80,000
7.70% Series due July 2023, Entergy Mississippi	May 2004	$60,000

NOTE 4. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Components of Net Pension Cost

The domestic utility companies' and System Energy's pension cost, including amounts capitalized, for the second quarters of 2004 and 2003, included the following components:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2004	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$2,923	$2,416	$1,715	$946	$424	$824
Interest cost on projected
benefit obligation	8,616	7,108	5,178	2,890	1,041	1,231
Expected return on assets	(9,288)	(9,931)	(6,937)	(3,694)	(625)	(1,053)
Amortization of transition asset	-	-	-	-	-	(79)
Amortization of prior service cost	417	465	189	141	57	18
Amortization of loss	762	32	82	132	151	193
Net pension cost	$3,430	$90	$227	$415	$1,048	$1,134

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2003	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$2,730	$1,719	$1,377	$567	$360	$693
Interest cost on projected
benefit obligation	8,265	6,036	4,449	1,914	918	996
Expected return on assets	(10,506)	(9,228)	(6,771)	(2,724)	(681)	(942)
Amortization of transition asset	-	-	-	-	-	(81)
Amortization of prior service cost	462	417	162	102	60	21
Net pension cost	$951	($1,056)	($783)	($141)	$657	$687

The domestic utility companies' and System Energy's pension cost, including amounts capitalized, for the six months ended June 30, 2004 and 2003, included the following components:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2004	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$5,926	$4,870	$3,440	$1,900	$850	$1,670
Interest cost on projected
benefit obligation	17,232	14,218	10,362	5,782	2,082	2,464
Expected return on assets	(18,534)	(19,822)	(13,732)	(7,384)	(1,552)	(2,088)
Amortization of transition asset	-	-	-	-	-	(160)
Amortization of prior service cost	834	930	378	282	114	36
Amortization of loss	1,632	674	376	414	208	304
Net pension cost	$7,090	$870	$824	$994	$1,702	$2,226

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2003	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$4,696	$4,394	$3,144	$2,098	$740	$1,328
Interest cost on projected
benefit obligation	14,216	15,432	10,158	7,104	1,886	1,910
Expected return on assets	(18,070)	(23,596)	(15,462)	(10,106)	(1,398)	(1,804)
Amortization of transition asset	-	-	-	-	-	(156)
Amortization of prior service cost	794	1,070	372	380	120	38
Net pension cost	$1,636	($2,700)	($1,788)	($524)	$1,348	$1,316

Components of Net Other Postretirement Benefit Cost

The domestic utility companies' and System Energy's other postretirement benefit cost, including amounts capitalized, for the second quarters of 2004 and 2003, included the following components:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2004	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$827	$1,415	$614	$245	$178	$341
Interest cost on APBO	2,394	2,871	1,644	703	810	371
Expected return on assets	(1,529)	(1,256)	-	(631)	(558)	(316)
Amortization of transition obligation	(132)	1,147	300	(43)	529	4
Amortization of prior service cost	63	-	56	26	20	(83)
Amortization of loss	1,112	514	457	349	99	99
Net other postretirement benefit cost	$2,735	$4,691	$3,071	$649	$1,078	$416

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2003	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,923	$1,491	$1,104	$528	$324	$471
Interest cost on APBO	2,718	2,775	1,788	885	891	363
Expected return on assets	(1,158)	(1,098)	-	(522)	(492)	(258)
Amortization of transition obligation	987	1,452	744	375	669	54
Amortization of prior service cost	63	69	36	21	24	6
Amortization of loss	858	255	342	300	105	99
Net other postretirement benefit cost	$5,391	$4,944	$4,014	$1,587	$1,521	$735

The domestic utility companies' and System Energy's other postretirement benefit cost, including amounts capitalized, for the six months ended June 30, 2004 and 2003, included the following components:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2004	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$2,459	$2,944	$1,333	$721	$382	$729
Interest cost on APBO	5,227	5,812	3,344	1,581	1,637	759
Expected return on assets	(3,131)	(2,491)	-	(1,284)	(1,124)	(626)
Amortization of transition obligation	477	2,295	600	211	1,058	7
Amortization of prior service cost	63	-	56	26	20	(175)
Amortization of loss	2,185	1,163	1,020	697	256	231
Net other postretirement benefit cost	$7,280	$9,723	$6,353	$1,952	$2,229	$925

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2003	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,280	$2,632	$1,922	$930	$534	$838
Interest cost on APBO	5,340	5,434	3,470	1,740	1,776	702
Expected return on assets	(2,384)	(2,216)	-	(1,100)	(1,026)	(544)
Amortization of transition obligation	1,976	2,904	1,488	750	1,338	108
Amortization of prior service cost	124	138	72	42	46	12
Amortization of loss	1,264	338	470	448	142	132
Net other postretirement benefit cost	$9,600	$9,230	$7,422	$2,810	$2,810	$1,248

Employer Contributions

In April 2004, the President signed the Pension Funding Equity Act of 2004 into law, which reduced Entergy's estimated 2004 pension contribution. The domestic utility companies and System Energy expect to contribute the following to pension plans in 2004:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Expected 2004 pension contributions
disclosed in Form 10-K	$5,342	$37	$8,630	$2,989	$4,678	$5,369
Revised expected 2004 pension
contributions	$5,342	$17	$3,907	$1,823	$2,118	$3,742
Contributions made in the six months ended June 30, 2004	$1,739	$7	$1,575	$668	$854	$1,410

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

As disclosed in Note 11 to the domestic utility companies and System Energy's financial statements in the Form 10-K, Entergy elected to record an estimate of the effects of the Medicare Act in December 2003. Based on actuarial analysis at June 30, 2004, the estimated impact of future Medicare subsidies reduced the December 31, 2003 Accumulated Postretirement Benefit Obligation (APBO), second quarter 2004 other postretirement benefit cost, and six months ended June 30, 2004 other postretirement benefit cost for the domestic utility companies and System Energy as follows:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)

Reduction in 12/31/2003 APBO	($13,806)	($15,272)	($9,493)	($4,611)	($4,994)	($1,879)
Reduction in second quarter 2004
other postretirement benefit cost	($777)	($821)	($605)	($250)	($261)	($161)
Reduction in six months ended June 30, 2004 other postretirement benefit cost	($1,275)	($1,375)	($837)	($406)	($405)	($214)

When specific guidance for the federal subsidy is issued, these estimates could change.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2004, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy Resources (individually "Registrant" and collectively the "Registrants") management, including their respective Chief Executive Officers (CEO) and Chief Financial Officers (CFO). The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures. Based on the evaluations, each CEO and CFO has concluded that, as to the Registrant or Registrants for which they serve as CEO or CFO, the Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Entergy New Orleans Rate of Return Lawsuit (Entergy Corporation and Entergy New Orleans)

See "PART I, Item 1, Entergy New Orleans Rate of Return Lawsuit" in the Form 10-K for a discussion of the motion filed by the City Council Advisors to bifurcate the hearing for the motions filed by the plaintiffs. In April 2004, the City Council adopted a resolution granting the Advisors' motion to bifurcate and setting for hearing in January 2005 the merits of the issue of the proper effect to be given to the 1922 Ordinance in setting lawful rates.

Texas Power Price Lawsuit (Entergy Corporation, Entergy Arkansas and Entergy Gulf States)

See "Part I, Item 1, Texas Power Price Lawsuit" in the Form 10-K for a discussion of the litigation pending in state court in Chambers County, Texas by Texas residents on behalf of a purported class apparently of the Texas retail customers of Entergy Gulf States who were billed and paid for electric power from January 1, 1994 to the present. Originally Entergy Gulf States was not a named defendant but was alleged to be a co-conspirator. The court has granted the request of Entergy Gulf States to intervene in the suit to protect its interests. In addition, the Entergy defendants have filed a motion seeking to have the court dismiss all claims due to lack of subject matter jurisdiction. A hearing has been scheduled for August 20, 2004.

Entergy Gulf States Merger Savings Lawsuit (Entergy Corporation and Entergy Gulf States)

See "PART I, Item 1, Entergy Gulf States Merger Savings Lawsuit" in the Form 10-K for a discussion of the litigation commenced in the district court of Jefferson County, Texas regarding the 1993 agreement entered by parties to the Entergy-Gulf States Utilities merger docket in Texas and the alleged failure of Entergy Gulf States to pass 100% of Texas retail non-fuel merger-related savings to Entergy Gulf States' ratepayers in Texas beginning on January 1, 2002. In June 2004, in response to Entergy's petition for mandamus relief, the Texas Supreme Court concluded that the matters at issue in the lawsuit fall within the PUCT's exclusive jurisdiction and ordered the district court to dismiss the lawsuit.

Fiber Optic Cable Litigation (Entergy Corporation, Entergy Gulf States and Entergy Louisiana)

See "PART I, Item 1, Fiber Optic Cable Litigation" in the Form 10-K for a discussion of the litigation pending in the United States District Court in Beaumont, Texas pertaining to the alleged installment by defendants of fiber optic cable across plaintiffs' property without obtaining appropriate easements. In April 2004, the court entered an order denying the plaintiffs' request for class certification. Management expects that the plaintiffs will appeal this decision to the U.S. Fifth Circuit Court of Appeals.

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

Michoud Plant Wildlife Inspection (Entergy New Orleans)

In March 2004, agents of the United States Fish and Wildlife Service conducted an inspection of Entergy New Orleans' Michoud power plant and found a number of dead brown pelicans near the facility's water intake structure and fish-return trough. Brown pelicans are an endangered species in Louisiana. The United States Attorney's Office for the Eastern District of Louisiana issued a grand jury subpoena to an Entergy New Orleans employee in May 2004 to give evidence regarding the cause of death of the pelicans. The Attorney's Office then agreed to meet with Entergy New Orleans rather than requiring the employee to testify. As a result of that meeting, Entergy New Orleans is conducting an internal investigation of the matter and will submit a report to the Attorney's Office. Entergy New Orleans also has constructed an engineered walkway and cover over the intake structure and feeding trough to eliminate pelican access to the area. The Endangered Species Act allows the Attorney's Office to seek criminal or civil penalties for actions that "take" an endangered species. While management of Entergy New Orleans believes that the facts of this case do not support the imposition of criminal penalties, a civil penalty is possible. The amount of the civil penalty under the Act can total $25,000 per violation. An estimate of liability cannot be provided at this time due to the uncertainty of the method of penalty calculation that may be implemented by the Attorney's Office.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan

4/01/2004-4/30/2004	630,000	$56.02	630,000	5,846,000
5/01/2004-5/31/2004	3,055,500	$53.34	3,055,500	N/A (1)
6/01/2004-6/30/2004	830,500	$54.19	-	N/A (1)
Total	4,516,000	$53.87	3,685,500

(1)

In accordance with Entergy's stock option plans, Entergy periodically grants stock options to its employees, which may be exercised to obtain shares of Entergy's common stock. According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market. See Note 8 to the consolidated financial statements in the Form 10-K for additional discussion of the stock option plans. Entergy's management has been authorized to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans, and this authorization does not have an expiration date. Under this authorization, on June 1, 2002, Entergy publicly announced a plan to repurchase up to 10,000,000 shares of common stock over a period of two years to reduce the increase in outstanding common shares caused by option exercises. As stated above, although the time stated in the publicly announced plan ended on May 31, 2004, the authorization to repurchase shares does not have an expiration date, and depending on market conditions Entergy may continue to repurchase shares to fund the exercise of stock options.

On August 2, 2004 Entergy announced a program under which Entergy Corporation will repurchase up to $1.5 billion of its common stock. The program is effective as of the date of the announcement and extends through the end of 2006. This repurchase program, which is incremental to the existing authority to repurchase shares to fund the exercise of employee stock options, will be decreased to $1 billion should a sale of Entergy-Koch Trading not occur. The amount of the program may also vary as a result of material changes in business results or capital spending or material new investment opportunities.

Item 4. Submission of Matters to a Vote of Security Holders

Election of Board of Directors

Entergy Corporation

The annual meeting of stockholders of Entergy Corporation was held on May 14, 2004. The following matters were voted on and received the specified number of votes for, abstentions, votes withheld (against), and broker non-votes:

  Election of Directors:

Name of Nominee	Votes For	Votes Withheld

Maureen S. Bateman	200,022,233	3,166,728
W. Frank Blount	196,135,034	7,053,927
Simon D. deBree	199,808,452	3,380,509
Claiborne P. Deming	200,065,223	3,123,738
Alexis M. Herman	188,786,147	14,402,814
Donald C. Hintz	197,324,888	5,864,073
J. Wayne Leonard	197,260,266	5,928,695
Robert v.d. Luft	197,203,987	5,984,974
Kathleen A. Murphy	200,019,351	3,169,610
Paul W. Murrill	197,242,749	5,946,212
James R. Nichols	197,427,848	5,761,113
William A. Percy, II	200,014,675	3,174,286
Dennis H. Reilley	200,037,320	3,151,641
Wm. Clifford Smith	193,065,884	10,123,077
Bismark A. Steinhagen	197,534,237	5,654,724
Steven V. Wilkinson	199,830,264	3,358,697

  Ratify the appointment of independent public accountants, Deloitte & Touche LLP for the year 2004: 199,733,246 votes for; 1,964,403 votes against; 1,491,312 abstentions; and broker non-votes are not applicable.

  Stockholder proposal regarding limiting benefits payable under severance agreements: 84,233,133 votes for; 70,223,869 votes against; 26,670,872 abstentions; and 22,061,087 broker non-votes.

  Stockholder proposal regarding cumulative voting: 37,768,147 votes for; 133,262,410 votes against; 14,337,077 abstentions; and 17,821,327 broker non-votes.

  Stockholder proposal regarding compensation for the top five executives: 12,578,235 votes for; 170,184,091 votes against; 2,605,306 abstentions; and 17,821,329 broker non-votes.

Entergy Arkansas

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

A consent in lieu of a meeting of common stockholders was executed on June 30, 2004. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Arkansas: Hugh T. McDonald, Chairman, Leo P. Denault, Mark Savoff, and Richard J. Smith.

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

A consent in lieu of a meeting of common stockholders was executed on June 30, 2004. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Gulf States: Joseph F. Domino, Chairman, E. Renae Conley, Leo P. Denault, Mark Savoff, and Richard J. Smith.

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

A consent in lieu of a meeting of common stockholders was executed on June 30, 2004. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Louisiana: E. Renae Conley, Chairman, Leo P. Denault, Mark Savoff, and Richard J. Smith.

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

A consent in lieu of a meeting of common stockholders was executed on June 30, 2004. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Mississippi: Carolyn C. Shanks, Chairman, Leo P. Denault, Mark Savoff, and Richard J. Smith.

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

A consent in lieu of a meeting of common stockholders was executed on June 30, 2004. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy New Orleans: Daniel F. Packer, Chairman, Leo P. Denault, Mark Savoff, and Richard J. Smith.

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

A consent in lieu of a meeting of common stockholders was executed on June 30, 2004. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of System Energy: Gary J. Taylor, Chairman, Steven C. McNeal, and Leo P. Denault.

Item 5. Other Information

Property and Other Generation Resources

See "PART I, Item 1, Generating Stations" in the Form 10-K for discussion of the agreement that Entergy Louisiana signed in January 2004 to acquire the Perryville power plant from a subsidiary of Cleco Corporation. As reported in the Form 10-K, the plant's owner is in Chapter 11 bankruptcy proceedings. In April 2004, the bankruptcy court approved Entergy Louisiana's agreement to acquire the plant. In March 2004, Entergy Gulf States and Entergy Louisiana filed with the LPSC for its approval of the acquisition and long-term cost-of-service power purchase agreement, and hearings are scheduled for November 2004. In July 2004, Entergy Louisiana agreed to negotiate an amendment to this agreement to remove certain interconnection facilities and address some other matters. None of these amendments are expected to change the terms of the acquisition materially. In July 2004, a petition was filed with FERC for a declaratory order disclaiming jurisdiction over the acquisition as amended. Entergy Louisiana now expects the Perryville acquisition to close in the first quarter of 2005.

In April 2004, the APSC issued an order directing Entergy Arkansas to show cause why Entergy Arkansas should not have to indemnify and hold its customers harmless from any adverse financial effects related to Entergy Louisiana's pending acquisition of the Perryville power plant, or show that the Perryville unit will produce economic benefits for Entergy Arkansas' customers. Entergy Arkansas filed a response in May 2004 stating that Entergy will seek to reverse the production cost-related portions of the ALJ's Initial Decision in the System Agreement proceeding at FERC, that the Perryville acquisition is part of Entergy's request for proposal generation planning process, that Entergy Arkansas is not in a position to indemnify its retail customers from actions taken by FERC, and that the Perryville acquisition is expected to reduce the domestic utility companies' overall production costs. A procedural schedule has not been established yet in the APSC investigation.

Also see "PART I, Item 1, Generating Stations" in the Form 10-K for discussion of the affiliate purchase transactions that resulted from Entergy's requests for proposals for supply-side resources. In the proceeding at the FERC to review the justness and reasonableness of the affiliate agreements, in March 2004 the FERC staff filed testimony that claims Entergy conveyed undue preference to its affiliates in the bidding process. Hearings in the proceeding commenced in June 2004 and are expected to be completed in the third quarter 2004.

Wholesale Rate Matters

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in this report for updates of the information contained in " PART I, Item 1, Wholesale Rate Matters" regarding the System Agreement, Transmission, FERC's Supply Margin Assessment, and Interconnection Orders.

FERC Reviews of Transmission

In August 2002, the FERC initiated audits and reviews of Entergy's compliance with Order Nos. 888 and 889 and its Open Access Transmission Tariff, and in March, 2004 a separate audit was initiated concerning Entergy's administration of the Generator Operating Limits ("GOL") processes.  Entergy has responded to numerous FERC data requests and the FERC staff members have interviewed several employees.  The FERC staff has provided Entergy with preliminary draft reports of their findings and recommendations on the issues that they have been examining. The GOL draft audit report identifies and alleges certain input and modeling errors in the implementation of the GOL process (which was replaced in April 2004) and preliminarily recommends, among other things, that Entergy employ an independent third party to conduct certain transmission access modeling. Entergy believes that these recommendations are based on a number of inaccuracies and has and will continue to provide comments on the various findings and the recommendations.  Separately, the FERC investigation staff has provided to Entergy its preliminary findings in a non-public draft report identifying certain areas of concern related to Entergy's compliance with certain provisions of its open access transmission tariff, including the time it took for Entergy to process requests to interconnect generating facilities to Entergy's transmission system and the processing of system impact studies related to the granting of transmission service. Entergy has submitted a preliminary response denying the allegations and is in the process of preparing a more comprehensive response to the specific concerns identified by the investigation staff but, at this point, believes that it has complied with the provisions of its open access transmission tariff, including the interconnection and system impact study provisions. These draft reports are not final reports; they may be modified by the FERC staff based on Entergy's responses or otherwise.  In addition, Entergy has the ability to appeal the final reports to the full FERC.

Regulation of the Nuclear Power Industry

Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors. See "PART I, Item 1, Nuclear Waste Policy Act of 1982," for further discussion of this Act. The fees payable to the DOE may be adjusted in the future to assure full recovery of the DOE's costs, and Entergy cannot state with certainty that the fees will not be increased in the future.

The permanent spent fuel repository in the U.S. has been legislated to be Yucca Mountain, Nevada. DOE will now proceed with the licensing and, if the license is granted by the NRC and if Congress appropriates adequate funds to DOE to complete the project, eventual construction of the repository will begin and receipt of spent fuel may begin as early as approximately 2010, according to the DOE. Considerable uncertainty remains regarding the time frame under which the DOE will begin to accept spent fuel from Entergy's facilities for storage or disposal, and could be several years after 2015. Additional uncertainty was added on July 9, 2004, when the U.S. Court of Appeals vacated a portion of the EPA nuclear waste disposal standard regarding the required compliance period for the repository. It is not known what impact this will have on the Yucca Mountain schedule, but further delays are possible as the EPA and NRC work to reestablish a standard. As a result of the delays in establishing a permanent repository, future expenditures will be required to increase spent fuel storage capacity at Entergy's nuclear plant sites.

Environmental Regulation

See "PART I, Item 1, Clean Air Act and Subsequent Amendments, Ozone Non-attainment" in the Form 10-K for information related to Louisiana and Texas emission control strategies to address continued ozone non-attainment status of areas in and around Houston-Galveston, Texas; Beaumont-Port Arthur, Texas; and Baton Rouge, Louisiana. The EPA has now reclassified the Beaumont-Port-Arthur area from "moderate" to "serious" and has reclassified the Baton Rouge area from "serious" to "severe". These actions require that Texas and Louisiana revise their respective plans to restrict the emission of certain air pollutants and to make progress toward eventual attainment of national standards. The Louisiana plan revisions were due in June 2004; however, because of legal and environmental regulatory disputes over a requirement for reformulated gasoline in the Baton Rouge area unrelated to Entergy's interests in the state implementation plan, the State has chosen to delay the submittal.  The Texas plan revisions must be submitted in April 2005. The content or impact of these developing plans is not fully known, but Entergy Gulf States continues to monitor events in these areas. If new NOx control equipment is required to be installed, the cost could be as much as $2.2 million for the facilities in Louisiana in 2004 and early 2005. Information recently published by the State of Texas in support of the state implementation plan indicates that new NOx control equipment will not be required at Entergy Gulf States' Texas facilities.

In April 2004, the EPA issued a final rule, effective June 15, 2005, stating that areas designated as non-attainment under a new "8-hour ozone standard" shall have one year to adjust to the new requirements. For Louisiana, the Baton Rouge area is to be classified as a marginal non-attainment area under the new standard with an attainment date of June 2007. For Texas, the Beaumont-Port Arthur area was designated as a marginal non-attainment area under the new standard with an attainment date of June 2007 and the Houston-Galveston area was designated as moderate non-attainment under the new standard with an attainment date of June 2010. Entergy continues to monitor these regulatory activities and to plan for necessary future action at its facilities.

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

Earnings Ratios (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

The domestic utility companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					June 30,
	1999	2000	2001	2002	2003	2004

Entergy Arkansas	2.08	3.01	3.29	2.79	3.17	3.10
Entergy Gulf States	2.18	2.60	2.36	2.49	1.51	2.40
Entergy Louisiana	3.48	3.33	2.76	3.14	3.93	3.66
Entergy Mississippi	2.44	2.33	2.14	2.48	3.06	2.93
Entergy New Orleans	3.00	2.66	(b)	(c)	1.73	2.92
System Energy	1.90	2.41	2.12	3.25	3.66	3.71

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends
	Twelve Months Ended
	December 31,					June 30,
	1999	2000	2001	2002	2003	2004

Entergy Arkansas	1.80	2.70	2.99	2.53	2.79	2.71
Entergy Gulf States (a)	1.86	2.39	2.21	2.40	1.45	2.28
Entergy Louisiana	3.09	2.93	2.51	2.86	3.46	3.20
Entergy Mississippi	2.18	2.09	1.96	2.27	2.77	2.65
Entergy New Orleans	2.74	2.43	(b)	(c)	1.59	2.69

(a)	"Preferred Dividends" in the case of Entergy Gulf States also include dividends on preference stock for the twelve months ended December 31, 1999.
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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits*

	3 (ii)(a) -	By-Laws of Entergy Corporation as amended May 13, 2004, and as presently in effect.

**	4 & 10 (a) -	Facility Lease No. 1, dated as of May 1, 2004, between Wachovia Bank and Sterling C. Correia, as Owner Trustees, and System Energy (B-3(d) to Rule 24 Certificate dated June 4, 2004 in 70-10182).

**	4 & 10 (b) -	Facility Lease No. 2, dated as of May 1, 2004, between Wachovia Bank and Sterling C. Correia, as Owner Trustees, and System Energy (B-4(d) to Rule 24 Certificate dated June 4, 2004 in 70-10182).

4(c) -

Credit Agreement, dated as of May 13, 2004, among Entergy Corporation, the Banks (Citibank, N.A., ABN AMRO Bank N.V., BNP Paribas, J. P. Morgan Chase Bank, The Royal Bank of Scotland plc, Barclays Bank PLC, Calyon New York Branch, KeyBank National Association, Morgan Stanley Bank, The Bank of New York, Wachovia Bank, N.A., Credit Suisse First Boston (Cayman Islands Branch), Mellon Bank, N.A., Regions Bank, Societe Generale, Union Bank of California, N.A., Bayerische Hypo-und Vereinsbank AG (New York Branch), Deutsche Bank AG New York Branch, KBC Bank N.V., Lehman Brothers Bank, FSB, Mizuho Corporate Bank Limited, The Bank of Nova Scotia, UFJ Bank Limited, and West LB AG, New York Branch, and Citibank, N.A., as Administrative Agent.

4(d) -

Credit Agreement, dated as of May 13, 2004, among Entergy Corporation, the Banks (Citibank, N.A., ABN AMRO Bank N.V., BNP Paribas, J. P. Morgan Chase Bank, The Royal Bank of Scotland plc, Barclays Bank PLC, Calyon New York Branch, KeyBank National Association, Morgan Stanley Bank, The Bank of New York, Wachovia Bank, N.A., Credit Suisse First Boston (Cayman Islands Branch), Mellon Bank, N.A., Regions Bank, Societe Generale, Union Bank of California, N.A., Bayerische Hypo-und Vereinsbank AG (New York Branch), Deutsche Bank AG New York Branch, KBC Bank N.V., Lehman Brothers Bank, FSB, Mizuho Corporate Bank Limited, The Bank of Nova Scotia, UFJ Bank Limited, and West LB AG, New York Branch, Citibank, N.A., as Administrative Agent and LC Issuing Bank, and ABN AMRO Bank, N.V., as LC Issuing Bank.

**	10(c) -

Collateral Trust Indenture, dated as of May 1, 2004, among GG1C Funding Corporation, System Energy, and Deutsche Bank Trust Company Americas, as Trustee (A-3(a) to Rule 24 Certificate dated June 4, 2004 in 70-10182), as supplemented by Supplemental Indenture No. 1 dated May 1, 2004 (A-4(a) to Rule 24 Certificate dated June 4, 2004 in 70-10182).

	10 (d) -	Consulting Agreement effective May 4, 2004 between Hintz & Associates, LLC and Entergy Services, Inc.

	31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

	31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

	31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

	31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

	31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States and Entergy Louisiana.

	31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

	31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

	31(h) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

	31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans.

	31(j) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

	32(a) -	Section 1350 Certification for Entergy Corporation.

	32(b) -	Section 1350 Certification for Entergy Corporation.

	32(c) -	Section 1350 Certification for Entergy Arkansas.

	32(d) -	Section 1350 Certification for Entergy Gulf States.

	32(e) -	Section 1350 Certification for Entergy Gulf States and Entergy Louisiana.

	32(f) -	Section 1350 Certification for Entergy Mississippi.

	32(g) -	Section 1350 Certification for Entergy New Orleans.

	32(h) -	Section 1350 Certification for System Energy.

	32(i) -	Section 1350 Certification for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans.

	32(j) -	Section 1350 Certification for System Energy.

	99(a) -	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(b) -	Entergy Gulf States' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(c) -	Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(d) -	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(e) -	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(f) -	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

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

*

Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended June 30, 2004, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended June 30, 2004.

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

Entergy Corporation

A Current Report on Form 8-K, dated April 30, 2004, was submitted to the SEC on April 30, 2004, reporting information under Item 5. "Other Events and Regulation FD Disclosure".

Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

A Current Report on Form 8-K, dated May 18, 2004, was submitted to the SEC on May 18, 2004, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits", Item 9. "Regulation FD Disclosure", and Item 12. "Results of Operations and Financial Condition".

Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans

A Current Report on Form 8-K, dated June 3, 2004, was submitted to the SEC on June 3, 2004, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

Entergy Corporation

A Current Report on Form 8-K, dated June 8, 2004, was submitted to the SEC on June 8, 2004, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits" and Item 9. "Regulation FD Disclosure".

Entergy Corporation

A Current Report on Form 8-K, dated July 14, 2004, was submitted to the SEC on July 14, 2004, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits", Item 9. "Regulation FD Disclosure", and Item 12. "Results of Operations and Financial Condition".

Entergy Corporation

A Current Report on Form 8-K, dated August 2, 2004, was submitted to the SEC on August 2, 2004, reporting information under Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits", Item 9. "Regulation FD Disclosure", and Item 12. "Results of Operations and Financial Condition".

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

/s/ Nathan E. Langston Nathan E. Langston Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date: August 5, 2004