Form 10-Q
period 2005-09-30
ENTERGY GULF STATES INC; ENTERGY ARKANSAS INC; ENTERGY CORP /DE/; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC; ENTERGY LOUISIANA INC
filed 2005-11-09
CIK 44570, 7323, 65984, 66901, 71508, 202584, 60527

__________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005
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
Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

	Yes	No
Entergy Corporation	Ö
Entergy Arkansas, Inc.		Ö
Entergy Gulf States, Inc.		Ö
Entergy Louisiana, Inc.		Ö
Entergy Mississippi, Inc.		Ö
Entergy New Orleans, Inc.		Ö
System Energy Resources, Inc.		Ö

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes	No	X

Common Stock Outstanding		Outstanding at October 31, 2005
Entergy Corporation	($0.01 par value)	207,485,678

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2004, and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2005

7

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2005

FORWARD-LOOKING INFORMATION

In this filing and from time to time, Entergy makes statements concerning its expectations, beliefs, plans, objectives, goals, strategies, and future events or performance. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although Entergy believes that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct. Except to the extent required by the federal securities laws, Entergy undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Forward-looking statements involve a number of risks and uncertainties, and there are factors that could cause actual results to differ materially from those expressed or implied in the statements. Some of those factors (in addition to others described elsewhere in this report and in subsequent securities filings) include:

  resolution of pending and future rate cases and negotiations, including various performance-based rate discussions and implementation of new Texas legislation, and other regulatory proceedings, including those related to Entergy's System Agreement and Entergy's utility supply plan
  Entergy's ability to manage its operation and maintenance costs the performance of Entergy's generating plants, and particularly the capacity factors at its nuclear generating facilities prices for power generated by Entergy's unregulated generating facilities, the ability to hedge, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Non-Utility Nuclear plants, the ability to meet credit support requirements, and the prices and availability of power Entergy must purchase for its utility customers
  Entergy's ability to develop and execute on a point of view regarding prices of electricity, natural gas, and other energy-related commodities changes in the financial markets, particularly those affecting the availability of capital and Entergy's ability to refinance existing debt, execute its share repurchase program, and fund investments and acquisitions actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies' ratings criteria changes in inflation, interest rates, and foreign currency exchange rates
  Entergy's ability to purchase and sell assets at attractive prices and on other attractive terms volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, the establishment of a regional transmission organization that includes Entergy's utility service territory, and the application of market power criteria by the FERC changes in regulation of nuclear generating facilities and nuclear materials and fuel, including possible shutdown of nuclear generating facilities, particularly those in the northeastern United States uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel storage and disposal resolution of pending or future applications for license extensions or modifications of nuclear generating facilities changes in law resulting from the new federal energy legislation, including the effects of PUHCA repeal changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, mercury, and other substances the economic climate, and particularly growth in Entergy's service territory variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of Hurricanes Katrina and Rita and recovery of costs associated with restoration including Entergy's ability to obtain financial assistance from governmental authorities in connection with these storms the outcome of the Chapter 11 bankruptcy proceeding of Entergy New Orleans, and the impact, if any, of this proceeding on other Entergy companies the potential effects of threatened or actual terrorism and war the effects of Entergy's strategies to reduce tax payments the effects of litigation and government investigations
  changes in accounting standards, corporate governance, and securities law requirements
  Entergy's ability to attract and retain talented management and directors

(Page left blank intentionally)

DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

Abbreviation or Acronym	Term

AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One Steam Electric Generating Station (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
Board	Board of Directors of Entergy Corporation
Cajun	Cajun Electric Power Cooperative, Inc.
capacity factor	Actual plant output divided by maximum potential plant output for the period
City Council or Council	Council of the City of New Orleans, Louisiana
CPI-U	Consumer Price Index - Urban
DOE	United States Department of Energy
domestic utility companies	Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, collectively
EITF	FASB's Emerging Issues Task Force
Energy Commodity Services	Entergy's business segment that includes Entergy-Koch, LP and Entergy's non-nuclear wholesale assets business
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
Entergy-Koch	Entergy-Koch, LP, a joint venture equally owned by subsidiaries of Entergy and Koch Industries, Inc.
EPA	United States Environmental Protection Agency
EPDC	Entergy Power Development Corporation, a wholly-owned subsidiary of Entergy Corporation
FASB	Financial Accounting Standards Board
FEMA	Federal Emergency Management Agency
FERC	Federal Energy Regulatory Commission
firm liquidated damages

Transaction that requires receipt or delivery of energy at a specified delivery point (usually at a market hub not associated with a specific asset); if a party fails to deliver or receive energy, the defaulting party must compensate the other party as specified in the contract

FSP	FASB Staff Position
Grand Gulf	Unit No. 1 of Grand Gulf Steam Electric Generating Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
IRS	Internal Revenue Service
ISO	Independent System Operator
kV	Kilovolt
kW	Kilowatt
kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LPSC	Louisiana Public Service Commission
Mcf	One thousand cubic feet of gas
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission

DEFINITIONS (Continued)

Abbreviation or Acronym	Term

MW	Megawatt(s), which equals one thousand kilowatt(s)
MWh	Megawatt-hour(s)
Nelson Unit 6	Unit No. 6 (coal) of the Nelson Steam Electric Generating Station, owned 70% by Entergy Gulf States
Net debt ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned or operated
Net revenue	Operating revenue net of fuel, fuel-related, and purchased power expenses; and other regulatory credits
Non-Utility Nuclear	Entergy's business segment that owns and operates five nuclear power plants and sells electric power produced by those plants to wholesale customers
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
PPA	Purchased power agreement
production cost	Cost in $/MMBtu associated with delivering gas, excluding the cost of the gas
PRP	Potentially responsible party (a person or entity that may be responsible for remediation of environmental contamination)
PUCT	Public Utility Commission of Texas
PUHCA	Public Utility Holding Company Act of 1935, as amended
PURPA	Public Utility Regulatory Policies Act of 1978
Ritchie Unit 2	Unit 2 of the R.E. Ritchie Steam Electric Generating Station (gas/oil)
River Bend	River Bend Steam Electric Generating Station (nuclear), owned by Entergy Gulf States
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards as promulgated by the FASB
SMEPA	South Mississippi Electric Power Agency, which owns a 10% interest in Grand Gulf
spark spread	Dollar difference between electricity prices per unit and natural gas prices after assuming a conversion ratio for the number of natural gas units necessary to generate one unit of electricity
System Agreement	Agreement, effective January 1, 1983, as modified, among the domestic utility companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
System Fuels	System Fuels, Inc.
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
unit-contingent

Transaction under which power is supplied from a specific generation asset; if the specified generation asset is unavailable as a result of forced or planned outage or unanticipated event or circumstance, the seller is not liable to the buyer for any damages resulting from the seller's failure to deliver power unit-contingent with availability guarantees

Transaction under which power is supplied from a specific generation asset; if the specified generation asset is unavailable as a result of forced or planned outage or unanticipated event or circumstance, the seller is not liable to the buyer for any damages resulting from the seller's failure to deliver power unless the actual availability over a specified period of time is below an availability threshold specified in the contract

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term

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

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Katrina and Hurricane Rita

In August and September 2005, Hurricane Katrina and Hurricane Rita caused catastrophic damage to portions of Entergy's service territory in Louisiana, Mississippi, and Texas, including the effect of extensive flooding that resulted from levee breaks in and around the greater New Orleans area. The storms and flooding resulted in widespread power outages, significant damage to distribution, transmission, generation, and gas infrastructure, and the loss of sales and customers due to mandatory evacuations and the destruction of homes and businesses. Total restoration costs for the repair and/or replacement of Entergy's electric and gas facilities damaged by Hurricanes Katrina and Rita and business continuity costs are estimated to be in the range of $1.1 billion to $1.4 billion. The cost estimates do not include other potential incremental losses, such as the losses resulting from the loss of sales and customers.  Entergy plans to pursue a broad range of initiatives to recover storm restoration and business continuity costs and incremental losses. Initiatives include obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for Hurricane Rita as well as Hurricane Katrina, and pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies.

Entergy has recorded accruals for the estimated storm restoration costs.  As of September 30, 2005, Entergy recorded an increase of $585.5 million in construction work in progress and $514.5 million in other regulatory assets, with a corresponding increase of $1.1 billion in accounts payable.  In accordance with its accounting policies, and based on historic treatment of such costs in its service territories and communications with local regulators, Entergy recorded these assets because management believes that recovery through some form of regulatory mechanism is probable. Because Entergy has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs and incremental losses it may ultimately recover, or the timing of such recovery.

The temporary power outages associated with the hurricanes in the affected service territory caused Entergy Louisiana's and Entergy New Orleans' sales volume and receivable collections to be lower than normal in September 2005. Revenues are expected to continue to be affected for a period of time that cannot yet be estimated as a result of the 36,000 customers at Entergy Louisiana and 87,000 customers at Entergy New Orleans that are unable to accept electric and gas service and as a result of changes in load patterns that could occur, including the effect of residential customers who can accept electric and gas service not permanently returning to their homes. As reported in the Form 10-K, as of December 31, 2004 Entergy Louisiana had 662,000 electric customers and Entergy New Orleans had 189,000 electric customers and 145,000 gas customers. Restoration for many of the customers who are unable to accept service will follow major repairs or reconstruction of customer facilities, and will be contingent on validation by local authorities of habitability and electrical safety of customers' structures. Annual non-fuel revenues associated with customers who are currently unable to accept electric and gas service are estimated to be $171 million. Entergy's estimate of the revenue impact is subject to change, however, because of a range of uncertainties, in particular the timing of when individual customers will return to service.

Entergy's non-nuclear property insurance program provides coverage up to $400 million on an Entergy system-wide basis, subject to a $20 million per occurrence self-insured retention, for all risks coverage for direct physical loss or damage, including boiler and machinery breakdown.  Covered property generally includes power plants, substations, facilities, inventories, and gas distribution-related properties. Excluded property generally includes above-ground transmission and distribution lines, poles, and towers. The primary property program (excess of the deductible) is placed through Oil Insurance Limited ($250 million layer) with the excess program ($150 million layer) placed on a quota share basis through Underwriters at Lloyds (50%) and Hartford Steam Boiler Inspection and Insurance Company (50%).  There is an aggregation limit of $1 billion for all parties insured by OIL for any one occurrence. Coverage is in place for Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy Gulf States, and Entergy New Orleans. Entergy is currently evaluating the amount of the covered losses for Entergy and each of the affected domestic utility companies

Because of the effects of Hurricane Katrina, on September 23, 2005, Entergy New Orleans filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Louisiana seeking reorganization relief under the provisions of Chapter 11 of the United States Bankruptcy Code (Case No. 05-17697). Entergy owns 100 percent of the common stock of Entergy New Orleans, has continued to supply operating management, and has provided debtor-in-possession financing to Entergy New Orleans and, accordingly, believes these factors represent significant influence over Entergy New Orleans. However, uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings have caused Entergy to deconsolidate Entergy New Orleans and reflect Entergy New Orleans' financial results under the equity method of accounting retroactive to January 1, 2005. Because Entergy owns all of the common stock of Entergy New Orleans, this change will not affect the amount of net income Entergy records resulting from Entergy New Orleans' operations for any current or prior period, but will result in Entergy New Orleans' net income for 2005 being presented as "Equity in earnings (loss) of unconsolidated equity affiliates" rather than its results being included in each individual income statement line item, as is the case for periods prior to 2005. Entergy reviewed the value of its investment in Entergy New Orleans to determine if an impairment had occurred as a result of the storm, the flood, the power outages, restoration costs and changes in customer load. Entergy determined that as of September 30, 2005, no impairment had occurred because, as discussed above, management believes that recovery is probable.  Entergy will continue to assess the carrying value of its investment in Entergy New Orleans as developments occur in Entergy New Orleans' recovery efforts.

Results of Operations

Entergy's consolidated earnings applicable to common stock for the third quarter and nine months ended September 30, 2005 and 2004 were as follows:
	Third Quarter		Nine Months Ended
Operating Segment	2005	2004	2005	2004
	(In Thousands)

U.S. Utility	$298,878	$258,048	$601,093	$568,669
Non-Utility Nuclear	69,253	63,713	205,495	195,541
Parent Company & Other Business Segments	(18,179)	(39,517)	1,510	(9,623)
Total	$349,952	$282,244	$808,098	$754,587

Entergy's income before taxes is discussed below according to the operating segments listed above. See Note 8 to the consolidated financial statements herein for more information concerning Entergy's operating segments and their financial results in 2005 and 2004.

As discussed above, due to the filing for bankruptcy protection under Chapter 11 by Entergy New Orleans, it has been deconsolidated retroactive to January 1, 2005, and its 2005 results of operations are presented as a component of Equity in Earnings of Unconsolidated Equity Affiliate.  The variance explanations in this ENTERGY CORPORATION AND SUBSIDIARIES - MANAGEMENT'S DISCUSSION AND ANALYSIS - Results of Operations, reflect the 2004 results of operations of Entergy New Orleans consistent with the 2005 presentation as Equity in Earnings of Unconsolidated Equity Affiliate. Entergy's as reported consolidated results for 2004 and the amounts included for Entergy New Orleans, which exclude inter-company items, are set forth in the table below (in thousands).

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
	Entergy Corporation and Subsidiaries	Entergy New Orleans adjustment*	Entergy Corporation and Subsidiaries	Entergy New Orleans adjustment*

Operating Revenues	$2,963,581	($130,198)	$7,700,228	($339,151)
Operating Expenses	$2,392,109	($105,748)	$6,255,611	($276,334)
Other Income	$3,325	$12,316	$131,724	$29,850
Interest and Other Charges	$111,974	($3,862)	$357,298	($11,977)
Income Before Income Taxes	$462,823	($8,272)	$1,219,043	($20,990)
Income Taxes	$174,776	($8,031)	$446,968	($20,266)
Consolidated Net Income	$288,047	($241)	$772,075	($724)
Preferred Dividend Requirements and Other	$5,803	($241)	$17,488	($724)

*Reflects the effects of deconsolidation of Entergy New Orleans for 2004. The adjustment includes intercompany eliminations.

Refer to ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS for further information with respect to operating statistics.

U.S. UTILITY

The increase in earnings for the U.S. Utility for the third quarter 2005 compared to the third quarter 2004 from $258.0 million to $298.9 million was primarily due to higher net revenue and lower other operation and maintenance expenses partially offset by lower other income.

The increase in earnings for the U.S. Utility for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 from $568.7 million to $601.1 million was primarily due to higher net revenue partially offset by higher other operation and maintenance expenses and lower other income.

Net Revenue

Third Quarter 2005 Compared to Third Quarter 2004

Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the third quarter of 2005 to the third quarter of 2004.
Amount
(In Millions)

2004 net revenue	$1,150.8
Volume/weather	36.5
Other	4.3
2005 net revenue	$1,191.6

The volume/weather variance is primarily due to more favorable weather, partially offset by a decrease in weather-adjusted electricity usage totaling 242 GWh in the residential, commercial, and governmental sectors. The decrease in weather-adjusted usage is primarily due to Hurricane Katrina and Hurricane Rita. Industrial sales volume also declined primarily due to the expected loss of one large customer to cogeneration.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased from $2.3 billion for the third quarter 2004 to $2.5 billion for the third quarter 2005. The increase includes an increase in fuel cost recovery revenues of $100.5 million resulting primarily from increases in the market prices of natural gas and purchased power. As such, this revenue increase is offset by an increase in fuel and purchased power expenses. An increase in gross wholesale revenue and the volume/weather variance, discussed above, also contributed to the increase in gross operating revenues. Gross wholesale revenues increased $37 million primarily due to an increase in the average price of energy.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net revenue, which is Entergy's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2005 to the nine months ended September 30, 2004.
Amount
(In Millions)

2004 net revenue	$3,058.1
Price applied to unbilled sales	59.8
Volume/weather	25.6
Deferred fuel cost revisions	15.5
Rate refund provisions	10.5
Other	(5.0)
2005 net revenue	$3,164.5

The price applied to unbilled sales variance resulted from an increase in the fuel cost component included in the price applied to unbilled sales. The increase in the fuel cost component is attributable to an increase in the price of natural gas. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 1 to the consolidated financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues.

The volume/weather variance resulted primarily from more favorable weather. Billed usage increased a total of 1,007 GWh in the residential and commercial sectors. The increase was partially offset by decreased usage during the unbilled period and a decrease in industrial sales volume due to the expected loss of one large customer to cogeneration. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 1 to the consolidated financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues.

The deferred fuel cost revisions variance is due to a revised estimate of fuel costs filed for recovery at Entergy Arkansas in the March 2004 energy cost recovery rider, which reduced net revenue in the first quarter of 2004 by $11.5 million. The remainder of the variance is due to the 2004 energy cost recovery true-up, made in the first quarter of 2005, which increased net revenue by $4.0 million.

The rate refund provisions variance is due primarily to accruals recorded in 2004 for potential rate action at Entergy Gulf States.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased from $5.9 billion for the nine months ended September 30, 2004 to $6.3 billion for the nine months ended September 30, 2005. The increase includes an increase in fuel cost recovery revenues of $256.3 million resulting primarily from increases in the market prices of natural gas and purchased power. As such, this revenue increase is offset by increased fuel and purchased power expenses. An increase in gross wholesale revenues and the factors that increased net revenue discussed above also contributed to the increase in gross operating revenues. Gross wholesale revenues increased $31 million primarily due to an increase in the average price of energy supplied for resale sales.

Other Income Statement Variances

Third Quarter 2005 Compared to Third Quarter 2004

Other operation and maintenance expenses decreased from $369.4 million for the third quarter 2004 to $326.1 million for the third quarter 2005 primarily due to:

  a decrease of $15.7 million related to proceeds received from a settlement, which is discussed further in "Significant Factors and Known Trends - Central States Compact Claim;" and
  a decrease of $14.4 million due to a shift in labor and material costs from normal maintenance work to storm restoration work.

Other income decreased from $54.4 million for the third quarter 2004 to $42.6 million for the third quarter 2005 primarily due to:

  a revision in 2004 to the estimated decommissioning cost liability for River Bend in accordance with a new decommissioning cost study that reflected a life extension for the plant. For the portion of River Bend not subject to cost-based ratemaking, the revised estimate resulted in the elimination of the asset retirement cost that had been recorded at the time of adoption of SFAS 143 with the remainder recorded as miscellaneous income of $27.7 million;
  a decrease of $6.5 million in equity in earnings of Entergy New Orleans, which is now reported as an unconsolidated equity affiliate. The decrease in earnings is primarily a result of lower net revenue and a higher effective income tax rate partially offset by lower other operation and maintenance expenses; and
  a decrease of $6.5 million in the allowance for equity funds used during construction as a result of an adjustment for prior years to include short-term debt in the calculation of the allowance for equity funds used during construction rate for the years 2001 through 2004 in addition to lower construction expenditures.

The decrease was partially offset by an increase of $22.1 million in interest and dividend income due to proceeds from the radwaste settlement, which is discussed further in "Significant Factors and Known Trends - Central States Compact Claim," and increased interest on temporary cash investments.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Other operation and maintenance expenses increased from $1.05 billion for the nine months ended September 30, 2004 to $1.08 billion for the nine months ended September 30, 2005 primarily due to:

  an increase of $32.3 million in payroll and benefits costs;
  an increase of $11.9 million in fossil expenses as a result of additional planned off-peak fossil generation maintenance outages;
  an increase of $10.2 million in nuclear expenses for contract and material costs associated with maintenance outages and nuclear refueling outage pre-work; and
  an increase of $5.1 million in estimated loss provisions recorded for the bankruptcy of CashPoint, which managed a network of payment agents for the domestic utility companies.

The increase was partially offset by:

  a decrease of $14.4 million due to a shift in labor and material costs from normal maintenance work to storm restoration work; and
  a decrease of $15.7 million related to proceeds received from the radwaste settlement, which is discussed further in "Significant Factors and Known Trends - Central States Compact Claim."

Taxes other than income taxes increased from $230.2 million for the nine months ended September 30, 2004 to $239.5 million for the nine months ended September 30, 2005 due primarily to higher employment taxes and higher assessed values for ad valorem tax purposes in 2005.

Other income decreased from $117.5 million for the nine months ended September 30, 2004 to $101.1 million for the nine months ended September 30, 2005 primarily due to:

  a revision in 2004 to the estimated decommissioning cost liability for River Bend in accordance with a new decommissioning cost study that reflected a life extension for the plant. For the portion of River Bend not subject to cost-based ratemaking, the revised estimate resulted in the elimination of the asset retirement cost that had been recorded at the time of adoption of SFAS 143 with the remainder recorded as miscellaneous income of $27.7 million;
  a decrease of $11.9 million in equity in earnings of Entergy New Orleans, which is now reported as an unconsolidated equity affiliate. The decrease in earnings is primarily a result of lower net revenue and higher depreciation and amortization expenses; and
  a decrease of $10.1 million at Entergy Gulf States due to a reduction in 2004 in the loss provision for an environmental clean-up site.

The decrease was partially offset by an increase of $32.5 million in interest and dividend income due to proceeds from the radwaste settlement, which is discussed further in "Significant Factors and Known Trends - Central States Compact Claim" and increased interest on temporary cash investments.

Interest on long-term debt decreased from $282.6 million for the nine months ended September 30, 2004 to $270.3 million for the nine months ended September 30, 2005 primarily due to the net retirement of $319 million of long-term debt at the domestic utility companies in 2004. Refer to Note 5 to the consolidated financial statements in the Form 10-K and Note 4 to the consolidated financial statements herein for details of long-term debt.

NON-UTILITY NUCLEAR

Following are key performance measures for Non-Utility Nuclear for the third quarter and nine months ended September 30, 2005 and 2004:

	Third Quarter		Nine Months Ended
	2005	2004	2005	2004

Net MW in operation at September 30	4,105	4,001	4,105	4,001
Generation in GWh for the period	8,474	8,075	24,896	24,957
Capacity factor for the period	94.6%	91.6%	93.0%	94.7%
Average realized price per MWh	$42.58	$43.38	$42.26	$41.43

Third Quarter 2005 Compared to Third Quarter 2004

The increase in earnings for Non-Utility Nuclear from $63.7 million to $69.3 million was primarily due to an increase in revenues due to power uprates at several plants, lower operation and maintenance expenses, and the effects of higher generation associated with fewer planned and unplanned refueling and maintenance outages. The increase in earnings was partially offset by miscellaneous income of $11.9 million net-of-tax resulting from a reduction in the decommissioning liability for a plant in 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The increase in earnings for Non-Utility Nuclear from $195.5 million to $205.5 million was primarily due to miscellaneous income of $15.8 million net-of-tax resulting from a reduction in the decommissioning liability for a plant in 2005, as discussed in Note 1 to the consolidated financial statements. Also contributing to the increase in earnings was higher pricing in its contracts to sell power and power uprates at several plants. The increase in earnings was partially offset by miscellaneous income of $11.9 million net-of-tax resulting from a reduction in the decommissioning liability for a plant in 2004.

PARENT COMPANY & OTHER BUSINESS SEGMENTS

Third Quarter 2005 Compared to Third Quarter 2004

The decrease in loss for Parent Company & Other Business Segments from a $39.5 million loss to an $18.2 million loss was primarily due to a loss in 2004 from Entergy's investment in Entergy-Koch as a result of the inability of Entergy-Koch Trading to apply hedge accounting to certain contracts. The decrease in loss was partially offset by a decrease in earnings of $10.5 million from the non-nuclear wholesale assets business primarily due to lower revenues and increased operational costs.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The increase in earnings for Parent Company & Other Business Segments from a $9.6 million loss to $1.5 million in earnings was primarily due to a loss in 2004 from Entergy's investment in Entergy-Koch as a result of the inability of Entergy-Koch Trading to apply hedge accounting to certain contracts and $14.4 million of tax benefits in 2005 from the American Job Creations Act of 2004. Partially offsetting the increase was the favorable settlement of a tax issue, which increased earnings by $11 million in the first quarter of 2004.

Income Taxes

The effective income tax rates for the third quarters of 2005 and 2004 were 38.0% and 37.8%, respectively. The difference in the effective income tax rate for the third quarters of 2005 and 2004 versus the federal statutory rate of 35.0% is primarily due to state income taxes and regulatory plant differences on utility plant items, partially offset by investment tax credit amortization.

The effective income tax rates for the nine months ended September 30, 2005 and 2004 were 35.7% and 36.7%, respectively. The difference in the effective income tax rate for the nine months ended September 30, 2005 versus the federal statutory rate of 35.0% is primarily due to state income taxes and regulatory plant differences on utility plant items, partially offset by tax benefits from the American Jobs Creation Act of 2004, investment tax credit amortization, and a downward revision in the estimate of federal income tax expense related to tax depreciation. The difference in the effective income tax rate for the nine months ended September 30, 2004 versus the federal statutory rate of 35.0% is primarily due to state income taxes and regulatory plant differences on utility plant items, partially offset by the favorable settlement of a tax audit issue and investment tax credit amortization.

Liquidity and Capital Resources

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy's capital structure, capital expenditure plans and other uses of capital, and sources of capital. Following are updates to that discussion.

The Form 10-K reported that Entergy expected to contribute $185.9 million in 2005 to its pension plans. Entergy has elected to make additional contributions, and now expects to contribute $253.3 million to its pension plans in 2005 and early 2006 in accordance with recent pension funding relief issued by the IRS. Entergy contributed $146.2 million to its pension plans during the nine months ended September 30, 2005.

As discussed in the Form 10-K, in 2003, the domestic utility companies and System Energy filed, with the IRS, notification of a change in tax accounting method for their respective calculations of cost of goods sold. The adjustment implemented a simplified method of allocation of overhead to the production of electricity, which is provided under the IRS capitalization regulations.  The cumulative adjustment placing these companies on the new methodology resulted in a $2.8 billion deduction on Entergy's 2003 income tax return.  There was no tax cash benefit from the method change in 2003.  In addition, on a consolidated basis, no cash tax benefit was realized in 2004 and none will be realized in 2005.  The Internal Revenue Service has issued new proposed regulations effective in 2005 that may preclude most of the benefit of this tax accounting method change.

Financial Impact of Hurricane Katrina and Hurricane Rita

As discussed above, Hurricanes Rita and Katrina impacted Entergy's service territory.  Total restoration costs for the repair and/or replacement of Entergy's electric and gas facilities damaged by Hurricanes Katrina and Rita and business continuity costs are estimated to be in the range of $1.1 billion to $1.4 billion. The cost estimates do not include other potential incremental losses, such as the losses resulting from the loss of sales and customers. As a result of power outages associated with the hurricanes in the affected service territory, revenues were lower and receivable collections were significantly lower than normal in September 2005. Entergy expects that revenues will continue to be affected by the estimated 123,000 customers that are unable to accept electric and/or gas service for a period of time that cannot yet be estimated. Entergy plans to pursue a broad range of initiatives to recover storm restoration costs. Initiatives include obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for Hurricane Rita as well as Hurricane Katrina, and pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies. Because Entergy has not gone through the regulatory process regarding these storm costs, there is an element of risk regarding their recovery, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs and incremental losses it may ultimately recover, or the timing of such recovery.

In addition to storm restoration costs, Hurricanes Katrina and Rita have had three impacts that have affected the U.S. Utility's liquidity position. The Entergy New Orleans bankruptcy caused fuel and power suppliers to increase their scrutiny of the remaining domestic utility companies with the concern that one of them could suffer similar impacts, particularly after Hurricane Rita. As a result, some suppliers began requiring accelerated payments and decreased credit lines. The hurricanes damaged certain gas supply lines, thereby decreasing the number of potential suppliers. Finally, the hurricanes exacerbated a market run up in natural gas and power prices, thereby increasing the U.S. Utility's accounts payable, which consumed available credit lines more quickly. The U.S. Utility managed through these events, adequately supplied the Entergy System with fuel and power, and expects to have adequate liquidity and credit to continue supplying the Entergy System with fuel and power.

Entergy has announced a new financing plan to source from $2.5 to $3.0 billion through a combination of debt and equity linked securities intended to provide adequate liquidity and capital resources to Entergy and its subsidiaries while storm restoration cost recovery is pursued. In addition, the plan is intended to provide adequate liquidity and capital resources to support Entergy Nuclear and the competitive retail business. The plan, which Entergy expects to implement over the next several months, will include 1) increasing the capacity on Entergy Corporation's credit revolver by up to $1.5 billion; 2) issuing $0.5 to $1.0 billion of equity linked securities; 3) issuing up to $0.5 billion of new debt at various utility operating companies; and 4) providing funding in the amount of $300 million from Entergy Corporation to Entergy Gulf States.

Debtor-in-Possession Credit Agreement

On September 26, 2005, Entergy New Orleans, as borrower, and Entergy Corporation, as lender, entered into the Debtor-in-Possession (DIP) credit agreement, a debtor-in-possession credit facility to provide funding to Entergy New Orleans during its business restoration efforts. The credit facility provides for up to $200 million in loans on an interim basis pending final bankruptcy court approval of the DIP credit agreement. The bankruptcy court originally authorized $100 million in interim borrowing under the facility and increased the authorization to $200 million on October 26, 2005. These funds were requested to enable Entergy New Orleans to meet its near-term obligations, including employee wages and benefits and payments under power purchase and gas supply agreements, and to continue its existing efforts to repair and restore the facilities needed to serve its electric and gas customers. The facility provides the ability for Entergy New Orleans to request funding from Entergy Corporation, but the decision to lend money is at the sole discretion of Entergy Corporation. The SEC has authorized Entergy New Orleans to borrow up to $150 million under the DIP credit agreement. In October 2005, Entergy Corporation and Entergy New Orleans requested an order from the SEC to increase the authorization to $200 million. Management expects the SEC to issue an order increasing the authorization in early December 2005. Entergy New Orleans borrowed $60 million under the DIP credit agreement in September 2005 and that amount remains outstanding at this time. Management currently expects Entergy New Orleans to request funding up to the $100 million level by late November 2005. Management currently expects the remainder of the bankruptcy court authorized funding level to be sufficient to fund Entergy New Orleans' operations into the first quarter 2006.

Borrowings under the DIP credit agreement are due in full, and the agreement will terminate, at the earliest of (i) August 23, 2006, or such later date as Entergy Corporation shall agree to in its sole discretion, (ii) December 10, 2005, if a final order that is satisfactory to Entergy Corporation approving the DIP Credit Agreement shall not have been entered on or prior to such date, (iii) the acceleration of the loans and the termination of the DIP credit agreement in accordance with its terms, (iv) the date of the closing of a sale of all or substantially all of Entergy New Orleans' assets pursuant to section 363 of the United States Bankruptcy Code or a confirmed plan of reorganization, or (v) the effective date of a plan of reorganization in Entergy New Orleans' bankruptcy case.

As security for Entergy Corporation as the lender, all borrowings by Entergy New Orleans under the DIP credit agreement are: (i) entitled to superpriority administrative claim status pursuant to section 364(c)(1) of the Bankruptcy Code; (ii) secured by a perfected first priority lien on all unencumbered property of Entergy New Orleans pursuant to section 364(c)(2) of the Bankruptcy Code; (iii) secured by a perfected junior lien pursuant to section 364(c)(3) of the Bankruptcy Code on all property of Entergy New Orleans subject to perfected and non-avoidable liens that existed as of the date Entergy New Orleans filed its bankruptcy petition; and (iv) secured by a perfected first priority, senior priming lien pursuant to section 364(d)(1) of the Bankruptcy Code on all property of Entergy New Orleans that is subject to valid, perfected and non-avoidable liens that existed as of the date Entergy New Orleans filed its bankruptcy petition; provided, however, that the superpriority liens granted to Entergy Corporation pursuant to section 364(d)(1) of the Bankruptcy Code shall not be effective unless and until the bankruptcy court issues a final order approving the DIP credit agreement, in which case such priming liens shall be deemed to have been effective as of the date Entergy New Orleans filed its bankruptcy petition.  The bankruptcy court scheduled a hearing for December 7, 2005 to consider entry of an order granting final approval of the DIP Credit Agreement, including the priority and lien status of the indebtedness under that agreement.

The interest rate on borrowings under the DIP credit agreement will be the average interest rate of borrowings outstanding under Entergy Corporation's $2 billion revolving credit facility, which currently is approximately 4.6% per annum.

Events of default under the DIP credit agreement include: failure to make payment of any installment of principal or interest when due and payable; the occurrence of a change of control of Entergy New Orleans; the failure of Entergy Corporation to receive, on or prior to November 30, 2005, approval from the SEC regarding the charging of interest under the DIP credit agreement; failure by either Entergy New Orleans or Entergy Corporation to receive other necessary governmental approvals and consents; the occurrence of an event having a materially adverse effect on Entergy New Orleans or its prospects; and customary bankruptcy-related defaults, including, without limitation, appointment of a trustee, "responsible person," or examiner with expanded powers, conversion of Entergy New Orleans' chapter 11 case to a case under chapter 7 of the Bankruptcy Code, and the interim or final orders approving the DIP Credit Agreement being stayed or modified or ceasing to be in full force and effect.

Capital Structure

Entergy's capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital percentage as of September 30, 2005 is primarily the result of increased debt outstanding due to additional borrowings on Entergy Corporation's $2 billion revolving credit facility along with a decrease in shareholders' equity, primarily due to repurchases of common stock, both of which are discussed below.
	September 30, 2005	December 31, 2004	September 30, 2004	December 31, 2003

Net debt to net capital	50.2%	45.3%	45.1%	45.9%
Effect of subtracting cash from debt	1.7%	2.1%	1.7%	1.6%
Debt to capital	51.9%	47.4%	46.8%	47.5%

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, preferred stock with sinking fund, and long-term debt, including the currently maturing portion. Capital consists of debt, common shareholders' equity, and preferred stock without sinking fund. Net capital consists of capital less cash and cash equivalents. Entergy uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy's financial condition.

In May 2005, Entergy Corporation terminated its two, separate, revolving credit facilities, a $500 million five-year credit facility and a $965 million three-year credit facility. At that time Entergy Corporation entered into a $2 billion five-year revolving credit facility, which expires in May 2010. As of September 30, 2005, $1.07 billion in borrowings were outstanding on this facility. Entergy also has the ability to issue letters of credit against the borrowing capacity of the credit facility, and letters of credit totaling $209 million had been issued against this facility at September 30, 2005. The total unused capacity for this facility as of September 30, 2005 was approximately $721 million. The commitment fee for this facility is currently 0.13% per annum of the unused amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior debt ratings of the domestic utility companies.

Entergy Arkansas, Entergy Louisiana and Entergy Mississippi each have 364-day credit facilities available as follows:

Company	Expiration Date	Amount of Facility	Amount Drawn as of September 30, 2005

Entergy Arkansas	April 2006	$85 million (a)	-
Entergy Louisiana	April 2006	$85 million (a)	$40 million
Entergy Louisiana	May 2006	$15 million (b)	-
Entergy Mississippi	May 2006	$25 million	-

In addition, Entergy New Orleans, which is currently in bankruptcy and is no longer consolidated in Entergy's financial statements, has a 364-day credit facility in the amount of $15 million, which was fully drawn as of September 30, 2005.

(a)

The combined amount borrowed by Entergy Arkansas and Entergy Louisiana under these facilities at any one time cannot exceed $85 million. Subsequent to the balance sheet date, Entergy Arkansas borrowed $45 million under its credit facility. Entergy Louisiana granted a security interest in its receivables to secure its $85 million facility.

(b)

The combined amount borrowed by Entergy Louisiana and Entergy New Orleans under the $15 million credit facilities at any one time cannot exceed $15 million. Because Entergy New Orleans facility is fully drawn, no capacity is currently available on Entergy Louisiana's facility.

See Note 4 to the consolidated financial statements for additional discussion of Entergy's short-term credit facilities.

PUHCA Restrictions on Uses of Capital

As discussed in the Form 10-K, Entergy's ability to guarantee obligations of Entergy's non-utility subsidiaries is also limited by SEC regulations under PUHCA. In September 2005, the SEC issued an order, effective through the effective date of PUHCA repeal, February 8, 2006, that increases the amount of guarantees that Entergy can issue for the benefit of its non-utility companies from $2 billion to $3 billion.

Capital Expenditure Plans and Other Uses of Capital

See the table in the Form 10-K under "Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital," which sets forth the amounts of planned construction and other capital investments by operating segment for 2005 through 2007.

As a result of Hurricanes Katrina and Rita, Entergy is currently reassessing its planned levels of construction and other capital investments. Significant construction expenditures are expected due to the restoration and replacement of damaged equipment and assets.

In March 2005, Entergy Mississippi signed an agreement to purchase for $88 million the Attala power plant, a 480 MW natural gas-fired, combined-cycle generating facility owned by Central Mississippi Generating Company (CMGC). Entergy Mississippi plans to invest approximately $20 million in facility upgrades at the Attala plant plus $3 million in other costs, bringing the total capital cost of the project to approximately $111 million. The Attala plant will be 100 percent owned by Entergy Mississippi, and the acquisition is expected to close in late 2005 or early 2006. The purchase of the plant is contingent upon obtaining necessary approvals from various federal agencies, state permitting agencies, and the MPSC, including MPSC approval of investment cost recovery. In May and June 2005, Entergy Mississippi made filings at the MPSC to commence proceedings for MPSC approval both of the acquisition and of the investment cost recovery for the plant. Entergy Mississippi and CMGC had previously executed a purchased power agreement in July 2004 for 100 percent of the plant's output, and this agreement will expire upon the close of the acquisition or in March 2008, whichever occurs earlier.

Cash Flow Activity

As shown in Entergy's Statements of Cash Flows, cash flows for the nine months ended September 30, 2005 and 2004 were as follows:

	2005	2004
	(In Millions)

Cash and cash equivalents at beginning of period	$612	$507

Cash flow provided by (used in):
Operating activities	1,107	1,713
Investing activities	(1,204)	(943)
Financing activities	84	(735)
Effect of exchange rates on cash and cash equivalents	(1)	(1)
Net increase (decrease) in cash and cash equivalents	(14)	34

Cash and cash equivalents at end of period	$598	$541

Operating Activities

Entergy's cash flow provided by operating activities decreased by $606 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to a decrease at the U.S. Utility. The U.S. Utility provided $821 million in cash from operating activities in 2005 compared to providing $1.3 billion in 2004. The decrease resulted primarily from the disruption of collection of receivables due to Hurricanes Katrina and Rita and changes in the timing of fuel cost recovery compared to the prior period. Also contributing to the decrease in the U.S. Utility segment were an increase of $93 million in income tax payments, an increase of $78 million in pension plan contributions, and the $90 million refund to customers in the Louisiana jurisdiction made as a result of an LPSC-approved settlement. The Non-Utility Nuclear segment also contributed to the decrease. The Non-Utility Nuclear segment provided $394 million in cash from operating activities in 2005 compared to providing $425 million in 2004.

Investing Activities

Investing activities used $1.2 billion of cash for the nine months ended September 30, 2005 compared to using $943 million of cash for the nine months ended September 30, 2004 primarily due to the following activity:
  Construction expenditures were $68 million lower in 2005 than in 2004, primarily due to construction expenditures of $36 million at Entergy New Orleans included in the nine months ended September 30, 2004 and a decrease of $35 million in the Non-Utility Nuclear segment.
  The non-nuclear wholesale assets business received $22 million in 2004 from the sale of the Crete power plant.
  Entergy Louisiana purchased the Perryville plant in June 2005 for $162.5 million. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of this acquisition. In April 2005, the LPSC approved the acquisition and the long-term cost-of-service purchased power agreement under which Entergy Gulf States will purchase 75 percent of the plant's output.
  The non-nuclear wholesale assets business received a return of invested capital of $34 million in 2005 from the Top Deer wind power joint venture after Top Deer obtained debt financing.
  Entergy made an additional capital contribution of approximately $73 million to Entergy-Koch in 2004.
  Approximately $60 million of the cash collateral for a letter of credit that secured the installment obligations owed to NYPA for the acquisition of the FitzPatrick and Indian Point 3 nuclear power plants was released to Entergy in 2004.
  Entergy's net investment in temporary investments decreased by $188 million during both the nine months ended September 30, 2005 and 2004. See Note 9 to the consolidated financial statements for additional discussion regarding these investments.
  The U.S. Utility used $240 million in 2005 and $63 million in 2004 for other regulatory investments as a result of fuel cost under-recovery. See Note 1 to the consolidated financial statements in the Form 10-K for discussion of the accounting treatment of these fuel cost under-recoveries.

Financing Activities

Financing activities provided $84 million of cash for the nine months ended September 30, 2005 compared to using $735 million of cash for the nine months ended September 30, 2004 primarily due to the following activity:

  Net issuances of long-term debt by the U.S. Utility segment provided $165 million during the nine months ended September 30, 2005 compared to retirements of long-term debt net of issuances using $334 million during the nine months ended September 30, 2004. See Note 4 to the consolidated financial statements for the details of long-term debt activity in 2005.
  Entergy Corporation increased the net borrowings on its credit facility by $1.02 billion during the nine months ended September 30, 2005 compared to $100 million during the nine months ended September 30, 2004. See Note 4 to the consolidated financial statements for a description of the Entergy Corporation credit facility.
  Entergy Corporation repurchased $878 million of its common stock during the nine months ended September 30, 2005 compared to $416 million during the nine months ended September 30, 2004. See Part II, Item 2 herein and in the First and Second Quarter 2005 Forms 10-Q for details regarding Entergy Corporation's common stock repurchases in 2005.
  Net borrowings on credit facilities in the U.S. Utility segment increased by $40 million during the nine months ended September 30, 2005 compared to $110 million during the nine months ended September 30, 2004. See Note 4 to the consolidated financial statements for a description of the Entergy Corporation credit facility.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for discussions of rate regulation, federal regulation, market and credit risks, utility restructuring, and nuclear matters. Following are updates to the information provided in the Form 10-K.

State and Local Rate Regulation

See the Form 10-K for the chart summarizing material rate proceedings. Following are updates to that chart.

In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues for Entergy Gulf States and Entergy Louisiana. The settlement resulted in credits totaling $76 million for retail electricity customers in Entergy Gulf States' Louisiana service territory and credits totaling $14 million for retail electricity customers of Entergy Louisiana. The settlement dismissed Entergy Gulf States' fourth, fifth, sixth, seventh, and eighth annual earnings reviews, Entergy Gulf States' ninth post-merger earnings review and revenue requirement analysis, the continuation of a fuel review for Entergy Gulf States, dockets established to consider issues concerning power purchases for Entergy Gulf States and Entergy Louisiana for the summers of 2001, 2002, 2003, and 2004, all prudence issues associated with decisions made through May 2005 related to the nuclear plant uprates at issue in these cases, and an LPSC docket concerning retail issues arising under the System Agreement. The settlement does not include the System Agreement case at FERC. In addition, Entergy Gulf States agreed not to seek recovery from customers of $2 million of excess refund amounts associated with the fourth through the eighth annual earnings reviews and Entergy Louisiana agreed to forgo recovery of $3.5 million of deferred 2003 capacity costs associated with certain power purchase agreements. The credits were issued in connection with April 2005 billings. Entergy Gulf States and Entergy Louisiana had reserved for the approximate refund amounts.

The settlement includes the establishment of a three-year formula rate plan for Entergy Gulf States that, among other provisions, establishes an ROE mid-point of 10.65% for the initial three-year term of the plan and permits Entergy Gulf States to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed range of 9.9% to 11.4% will be allocated 60% to customers and 40% to Entergy Gulf States. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Gulf States. Under the settlement, there was no change to Entergy Gulf States' retail rates at that time.

In June 2005, the Alliance for Affordable Energy and an individual plaintiff filed an appeal in the 19th Judicial District Court for the parish of East Baton Rouge, Louisiana. The plaintiffs allege that neither Entergy Gulf States nor the LPSC published notice that a formula rate plan was to be considered as part of the settlement and that the LPSC order should be set aside as null and void and without effect because the Louisiana Constitution requires that notice be published when a utility files a proposed rate schedule that would result in a change in rates. Management believes the plaintiffs' claim is without merit and expects to intervene in the proceeding to oppose the appeal. The LPSC has filed a motion to dismiss the appeal, which is pending. On October 14, 2005, Entergy Gulf States intervened in the case and filed exceptions seeking summary dismissal. A hearing on the exceptions filed by the LPSC and Entergy Gulf States was set for October 31, 2005, but was continued at the request of counsel for the plaintiffs.

In June 2005, Entergy Gulf States made its formula rate plan filing with the LPSC for the test year ending December 31, 2004. The filing shows a net revenue deficiency of $2.58 million indicating that no refund liability exists. The filing also indicates that a prospective rate increase of $23.8 million is required in order for Entergy Gulf States to earn the authorized ROE mid-point of 10.65%. A revision to the filing was made in September 2005 resulting in a $37.2 million base rate increase effective with the first billing cycle of October 2005. The base rate increase consists of two components. The first is a base rate increase of approximately $21.1 million due to the formula rate plan 2004 test year revenue requirement that reflects certain adjustments. The second component of the increase is the recovery of the annual revenue requirement of $16.1 million associated with the purchase of power from the Perryville generating station, which purchase was approved by the LPSC. Subject to the consideration of comments filed by the LPSC staff and intervenors in the third quarter 2005, additional rate changes associated with the formula rate plan may take effect with the first billing cycle in November 2005.  Any disputed issues will be subject to further investigation by the LPSC, with any resolution of such issues being made effective October 2005.

Regarding Entergy Louisiana's January 2004 rate filing, in March 2005, the LPSC staff and Entergy Louisiana filed a proposed settlement that includes an annual base rate increase of approximately $18.3 million that was implemented, subject to refund, effective with May 2005 billings. In May 2005, the LPSC approved a modified settlement which, among other things, reduces depreciation and decommissioning expense due to assuming a life extension of Waterford 3 and results in no change in rates. Subsequently, in June 2005, Entergy Louisiana made a revised compliance filing with the LPSC supporting a revised depreciation rate for Waterford 3, which reflects the removal of interim additions, and a rate increase from the purchase of the Perryville power plant, which results in a net $0.8 million annual rate reduction. Entergy Louisiana reduced rates effective with the first billing cycle in July 2005 and refunded excess revenue collected during May 2005, including interest, in August 2005.

The May 2005 rate settlement with the LPSC includes the adoption of a three-year formula rate plan for Entergy Louisiana, the terms of which include an ROE mid-point of 10.25% for the initial three-year term of the plan and permit Entergy Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed regulatory earnings range of 9.45% to 11.05% will be allocated 60% to customers and 40% to Entergy Louisiana. The initial formula rate plan filing will be in May 2006 based on a 2005 test year with rates effective September 2006. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Louisiana.

In July 2004, Entergy Gulf States filed with the LPSC an application for a change in its rates and charges seeking an increase of $9.1 million in gas base rates in order to allow Entergy Gulf States an opportunity to earn a fair and reasonable rate of return. In June 2005, the LPSC unanimously approved Entergy Gulf States' proposed settlement that includes a $5.8 million gas base rate increase effective the first billing cycle of July 2005 and a rate stabilization plan with an ROE mid-point of 10.5%.

Entergy Gulf States filed with the PUCT in July 2005 a request for implementation of an incremental purchased capacity recovery rider, consistent with the recently passed Texas legislation discussed below under "Utility Restructuring." The rider requests $23.1 million annually in incremental revenues on a Texas retail basis which represents the incremental purchased capacity costs, including Entergy Gulf States' obligation to purchase power from Entergy Louisiana's recently acquired Perryville plant, over what is already in Entergy Gulf States' base rates. Entergy Gulf States reached an initial agreement with parties that the date upon which cost recovery and cost reconciliation would begin is September 1, 2005.  The September 1, 2005 agreed upon date for the beginning of the cost recovery and cost reconciliation as well as the requested amount and the processes for implementing the rider are subject to PUCT action and approval. If approved by the PUCT, the rider would be subject to semi-annual modifications and reconciliation in conjunction with Entergy Gulf States' fuel reconciliation proceedings. A further non-unanimous settlement was reached with most of the parties that allows for the rider to be implemented effective December 1, 2005 and collect $18 million annually. The settlement also provides for a fuel reconciliation to be filed by Entergy Gulf States by May 15, 2006 that will resolve the remaining issues in the case with the exception of the amount of purchased power in current base rates and the costs to which load growth is attributed, both of which were settled. The hearing with respect to the non-unanimous settlement, which was opposed by the Office of Public Utility Counsel, was conducted on October 19, 2005 before the ALJ who will issue a proposal for decision which could either recommend to the PUCT acceptance or rejection of the settlement. Also see "Utility Restructuring" below for discussion of the provisions in the Texas legislation regarding Entergy Gulf States' ability to file a general rate case and to file for recovery of transition to competition costs.

In May 2005, the MPSC approved a joint stipulation entered into between the Mississippi Public Utilities Staff and Entergy Mississippi regarding Entergy Mississippi's annual formula rate plan filing that provides for no change in rates based on a performance adjusted ROE mid-point of 10.50%, establishing an allowed regulatory earnings range of 9.1% to 11.9%.

In April 2005, Entergy New Orleans made its annual scheduled formula rate plan filings with the City Council.  The filings showed that a decrease of $0.2 million in electric revenues was warranted and an increase of $3.9 million in gas revenues was warranted. In addition, in May 2005, Entergy New Orleans filed with the City Council a request for continuation of the formula rate plan and generation performance-based rate plan (G-PBR) for an additional three years. The filing requested a target equity component of the capital structure of 45%, an increase from the current target of 42%. In August 2005, Entergy New Orleans, the City Council advisors, and the intervenors entered into an agreement in principle which provided, among other things, for a reduction in Entergy New Orleans' electric base rates of $2.5 million and no change in Entergy New Orleans' gas base rates. The agreement provided for the continuation of the electric and gas formula rate plans for two more annual cycles, effective September 1, 2005, with a target equity ratio of 45% as well as a mid-point return on equity of 10.75%, and a 100 basis point band-width around the mid-point for electric operations and a 50 basis point band-width around the mid-point for gas operations. The agreement in principle also called for the continuation and modification of the G-PBR by separating the operation of the G-PBR from the formula rate plan so that the core business' electric rates are not set on a prospective basis by reference to G-PBR earnings. The agreement in principle provides for a $4.5 million cap on Entergy New Orleans' share of G-PBR savings. The G-PBR plan has been temporarily suspended due to impacts from Hurricane Katrina.

In August 2005, prior to Hurricane Katrina, the Council Utility, Cable and Telecommunications Committee voted to recommend to the City Council a resolution approving this agreement in principle. The City Council was to consider this recommendation at its regularly scheduled meeting on September 1, 2005, but this meeting did not occur due to Hurricane Katrina. On August 31, 2005, the chairman of the Council Utility, Cable and Telecommunications Committee issued a letter authorizing Entergy New Orleans to implement the agreement in principle in accordance with the resolution previously considered by this Council committee, and advising Entergy New Orleans that the City Council would consider the ratification of this letter authorization at the first available opportunity. On September 27, 2005, the City Council ratified the August 31, 2005 letter, and deemed the resolution approving the agreement in principle to be effective as of September 1, 2005.

Federal Regulation

System Agreement Litigation

On June 1, 2005, the FERC issued a decision in the System Agreement litigation. The domestic utility companies historically have engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which has been approved by the FERC. The System Agreement litigation proceedings are described in the Form 10-K.

The FERC decision concluded, among other things, that:

  The System Agreement no longer roughly equalizes production costs among the domestic utility companies.
  In order to reach rough production cost equalization, the FERC will impose a bandwidth remedy allowing for a maximum spread of 22 percent (expressed by the FERC as +/- 11%) between the total annual production costs of the highest cost and lowest cost domestic utility companies.
  When calculating the production costs for this purpose, output from the Vidalia hydroelectric power plant will not reflect the actual Vidalia price for that year but will be priced at that year's average MSS-3 price, reducing the amount of Vidalia costs reflected in the comparison of the domestic utility companies' total production costs.
  The remedy ordered by FERC calls for no refunds and would be effective based on the calendar year 2006 production costs with the first potential reallocation payments, if required, expected to be made in 2007.

The FERC's June 2005 order would reallocate production costs of the domestic utility companies whose relative total production costs expressed as a percentage of Entergy System average production costs are outside an upper or lower bandwidth. This would be accomplished by payments from domestic utility companies whose production costs are more than 11% below Entergy System average production costs to domestic utility companies whose production costs are more than 11% above Entergy System average production costs. An assessment of the potential effects of the FERC's June 2005 order requires assumptions regarding the future total production cost of each domestic utility company, which assumptions include the mix of solid fuel and gas-fired generation available to each company and the costs of natural gas and purchased power.  Entergy Louisiana and Entergy Gulf States are more dependent upon gas-fired generation than Entergy Arkansas, Entergy Mississippi, or Entergy New Orleans. Of these, Entergy Arkansas is the least dependent upon gas-fired generation.  Therefore, increases in natural gas prices likely will increase the amount by which Entergy Arkansas' total production costs are below the average production costs of the domestic utility companies.  Considerable uncertainty exists regarding future gas prices. Annual average Henry Hub gas prices have varied significantly over recent years, ranging from $1.72/mmBtu to $5.85/mmBtu for the 1995-2004 period, and averaging $3.43/mmBtu during the ten-year period 1995-2004 and $4.58/mmBtu during the five-year period 2000-2004.  Recent market conditions have resulted in gas prices that have averaged $5.85/mmBtu for the twelve months ended December 2004. During the 12 month period July 1, 2004 to June 30, 2005, which is the annual period closest to the time that the FERC's order was issued, forward gas contracts for each of the next four years based on daily NYMEX close averaged $6.68/mmBtu (2006), $6.25/mmBtu (2007), $5.88/mmBtu (2008) and $5.58/mmBtu (2009). If the FERC's June 2005 order becomes final and if gas prices occur similar to the NYMEX average closing prices given, the following potential annual production cost reallocations among the domestic utility companies could result during the 2007-2010 period:
	Range of Annual Payments or (Receipts)	Average Annual Payment or (Receipt)
	(In Millions)

Entergy Arkansas	$143 to $210	$166
Entergy Gulf States	($134) to ($87)	($113)
Entergy Louisiana	($71) to ($10)	($38)
Entergy Mississippi	($28) to $0	($11)
Entergy New Orleans	($10) to $0	($4)

If natural gas prices deviate by $1/mmBtu up or down from the NYMEX average closing prices given above, it is expected that Entergy Arkansas' annual payments will change in the same direction by approximately $60 to $70 million.

Various pending motions for rehearing and clarification of the FERC's June 2005 order were filed by parties to the proceeding, including the LPSC, the APSC, the MPSC, and the City Council, and by Entergy Services, Inc., on behalf of the domestic utility companies. Among other things, the LPSC's motion urged the FERC to "clarify" that the FERC's order requires the payments and receipts, to the extent any are required, to be made in 2006 based on production costs incurred in 2004 and 2005. Entergy does not believe that this request for "clarification" is consistent with the FERC order and submitted a response urging the FERC to reject this interpretation and instead find that the annual remedy order by the FERC would be evaluated based on calendar year 2006 production costs, with the first potential payments/receipts, if any were required, made in 2007. On September 27, 2005 the LPSC filed a Petition for Writ of Mandamus with the U.S. Court of Appeals for the D.C. Circuit urging the appeals court to order the FERC to "implement a remedy no later than January 1, 2006," or to "at least clarify its ruling by November 15, 2005 concerning the effective date of the rate remedy provided in FERC's June 2005 order." The appeals court has requested the FERC respond to the petition by November 5, 2005 and has also granted requests of the APSC, MPSC, and the domestic utility companies to be authorized to submit a response by that date as well.

Management believes that any changes in the allocation of production costs resulting from the FERC's June 2005 order and related retail proceedings should result in similar rate changes for retail customers. The timing of recovery of these costs in rates could be the subject of additional proceedings before Entergy's retail regulators. Although the outcome and timing of the FERC and other proceedings cannot be predicted at this time, Entergy does not believe that the ultimate resolution of these proceedings will have a material effect on its financial condition or results of operations.

See the Form 10-K for discussion of the proceeding that the LPSC commenced before itself regarding the System Agreement. As noted above in "State and Local Rate Regulation," the settlement of various issues involving Entergy Gulf States and Entergy Louisiana that was approved by the LPSC has resolved the System Agreement proceeding before the LPSC, which has been dismissed without prejudice.

Transmission

See the Form 10-K for a discussion of the petition for declaratory order that Entergy filed with the FERC in January 2005 regarding Entergy's Independent Coordinator of Transmission (ICT) proposal. On March 22, 2005, the FERC issued a declaratory order concluding that: (1) because the Southwest Power Pool (SPP) was the only entity identified as potentially being selected as the ICT and because the SPP is already a "public utility" there was no need to rule on the question of whether the functions of the ICT, alone, would serve to make the ICT a "public utility;" (2) Entergy will continue to be the "transmission provider" for transmission service across its system and that "the presence of SPP as the ICT will not change the existing balance of jurisdiction between [the FERC] and Entergy's retail regulators;" and (3) the FERC "is prepared to grant Entergy's proposed transmission pricing proposal on a two-year experimental basis, subject to certain enhancement and monitoring and reporting conditions." The enhancements referred to by the FERC involve more fully specifying the responsibilities and duties of the ICT, including defining the ICT's role in the preparation of various transmission expansion plans and the performance of studies related to the granting of transmission or interconnection service. Before Entergy's ICT proposal can be implemented, however, Entergy is required to submit further filings with the FERC regarding the modifications and clarifications to the ICT proposal.

On April 8, 2005 several intervenors filed an Emergency Request for Clarification and Request for Expedited Commission Action seeking to have the FERC: (1) clarify the ICT's role in administering the Available Flowgate Capacity (AFC) methodology; (2) clarify the ICT's role in developing the transmission base plan; (3) clarify what the FERC meant when it required Entergy to provide firm transmission rights to customers that pay for supplemental transmission upgrades; and (4) clarify and confirm following Entergy's filing that the FERC will assess SPP's status as being independent of Entergy.

On April 21, 2005 Entergy filed a request for clarification or rehearing of the FERC's March 22 declaratory order requesting that the FERC clarify the respective role of Entergy and the ICT in developing the inputs or criteria used to create the base plan and in preparing certain studies regarding system expansion. The request for clarification further requests that the FERC clarify that the initial two-year period will commence with the actual start date of ICT operations. In the event that the FERC denies Entergy's request for clarification, then Entergy will seek rehearing on these issues. However, in its request, Entergy requested that FERC not rule on these issues at this time but, instead, that the FERC wait to evaluate these issues until such time as Entergy has filed the more detailed tariff sheets and protocols in its subsequent filing to implement the ICT. A joint request for rehearing of the ICT declaratory order was also filed by the City Council, the LPSC, and the MPSC in which the retail regulators expressed their concerns that the findings reached in the declaratory order may result in an expansion of authority of the ICT "that is unnecessary to achieve the [FERC's] goals and is very likely to result in significant increases in the start-up and operational costs of the ICT." The retail regulators request that the FERC not act on their request for rehearing until Entergy has submitted its filing to implement the ICT. The intervenors filed a separate request for rehearing on April 21, 2005 urging the FERC to impose additional conditions on the approval of the ICT and also re-urging the FERC to reject the pricing proposal contained in the ICT proposal.

On May 12, 2005 the FERC issued an order clarifying certain aspects of its March 22 order. In the May 12 order, the FERC indicated that (1) Entergy is to work with the ICT and Entergy's stakeholders to develop procedures by which the ICT will calculate AFCs; (2) Entergy must specifically define the transmission rights that a customer that pays for supplemental upgrades will receive for such payments; (3) the FERC will review the ICT's contract to ensure that the ICT can perform its functions in an independent manner even if SPP is chosen as the ICT; and (4) the initial two-year period will start once the ICT becomes operational.

On May 27, 2005, the domestic utility companies filed the enhanced ICT proposal with the FERC. Entergy believes that the filing is consistent with the FERC guidance received in both the FERC's March 22 and May 12 orders on the ICT. Among other things, the enhanced ICT filing states that the ICT will (1) grant or deny transmission service on the domestic utility companies' transmission system; (2) administer the domestic utility companies' OASIS node for purposes of processing and evaluating transmission service requests and ensuring compliance with the domestic utility companies' obligation to post transmission-related information; (3) develop a base plan for the domestic utility companies' transmission system that will result in the ICT making the determination on whether something should be rolled into the domestic utility companies' transmission rates or directly assigned to the customer requesting or causing an upgrade to be constructed; (4) serve as the reliability coordinator for the Entergy transmission system; and (5) oversee the operation of the weekly procurement process. The enhanced ICT proposal clarifies the rights that customers receive when they fund a supplemental upgrade and also contains a detailed methodology describing the process by which the ICT will evaluate interconnection-related investments already made on the Entergy System for purposes of determining the future allocation of the uncredited portion of these investments.

On June 3, 2005 a group of generators filed with the FERC a request that the FERC schedule a technical conference on the enhanced ICT proposal in order for Entergy to provide additional information on the enhanced ICT proposal. In response, a stakeholder meeting was held in New Orleans on June 30, 2005. Interventions, protests, and comments were filed by interested parties on August 5, 2005. Entergy filed a response to the various pleadings on August 22, 2005. As discussed below in "Available Flowgate Capacity Proceedings," on October 31, 2005 the domestic utility companies notified parties to the ICT proceeding of the potential loss of historical data related to Entergy's calculation of available transfer capability for its transmission system.

In addition, as discussed in the Form 10-K, Entergy Louisiana and Entergy Gulf States have filed an application with the LPSC requesting that the LPSC find that the ICT proposal is a prudent and appropriate course of action. An LPSC hearing on the ICT proposal was held during the week of October 16, 2005. Post-hearing briefs are currently scheduled to be filed on November 7, 2005, with reply briefs scheduled to be filed November 14, 2005.

FERC's Supply Margin Assessment

See the Form 10-K for a discussion of the FERC's supply margin assessment and, in particular, the order issued by the FERC in December 2004 pursuant to Section 206 of the Federal Power Act (FPA).  On June 30, 2005, the FERC issued an order addressing Entergy's delivered price test (DPT) analysis.  The FERC found that material questions of fact exist that may affect the results of the DPT submitted by Entergy.  These issues include, for example, whether the entire Entergy control area is the appropriate relevant geographic market or whether there exist binding transmission constraints such that it is more appropriate to define more than one geographic market within the Entergy control area.  Accordingly, the FERC initiated an evidentiary hearing to address the impact of any transmission constraints on the appropriate scope of the relevant market; which information will be required prior to the FERC making a determination on whether Entergy has market power within its control area. On July 22, 2005, Entergy notified the FERC that it was withdrawing its request for market-based rate authority for sales within its control area. Instead, the domestic utility companies and their affiliates will transact at cost-based rates for wholesale sales within the Entergy control area. On November 1, 2005, Entergy submitted proposed cost-based rates for both the domestic utility companies and Entergy's non-regulated entities that sell at wholesale within the Entergy control area. Additionally, Entergy reserves its right to request market-based rate authority for sales within its control area in the future. The relinquishment of market-based rates for sales within the Entergy control area is not expected to have a material effect on the financial results of Entergy.

Additionally, on May 5, 2005, the FERC issued an order addressing the remaining prongs in the market-based rate proceeding: transmission market power, barriers to entry/reciprocal dealing, and affiliate abuse.  The FERC granted rehearing in part and instituted a proceeding under Section 206 of the FPA to investigate whether Entergy satisfies the FERC's transmission market power and affiliate abuse/reciprocal dealing standards for the granting of market-based rate authority, and established a refund effective date pursuant to the provisions of Section 206, for purposes of the additional issues set for hearing.  However, the FERC decided to hold that investigation in abeyance pending the outcomes of the ICT proceeding and the affiliate purchased power agreements proceeding.  The FERC declined to require a hearing on the remaining prong regarding barriers to entry.  On June 6, 2005, Entergy sought rehearing of the May 5 Order and that request for rehearing is pending.

Interconnection Orders

See the Form 10-K for a discussion of the ALJ Initial Decision and FERC order directing Entergy Louisiana to refund, in the form of transmission credits, approximately $15 million in expenses and tax obligations previously paid by a generator. Entergy's request for rehearing was denied by the FERC.

Available Flowgate Capacity Proceedings

See the Form 10-K for a discussion of proceedings at the FERC involving Entergy's Available Flowgate Capacity (AFC) methodology. On March 22, 2005, the FERC issued an order contemporaneously with the ICT declaratory order discussed above that holds the AFC hearing in abeyance pending action on Entergy's upcoming ICT filing. The order holding the hearing in abeyance further indicated that it would cancel the hearing when the ICT begins to perform its functions. On April 8, 2005 several intervenors filed Emergency Motions for Interim Relief and Expedited Commission Action requesting that, during the interim period before the implementation of the ICT, the FERC (1) institute an audit process to examine and modify Entergy's current AFC process; and (2) require SPP to become involved in the AFC stakeholder process and order certain modifications to Entergy's stakeholder process. The audit process being proposed by the intervenors would not involve an independent auditor, but instead would be an investigation performed by a representative from the intervenors, Entergy, and possibly SPP.  On April 25, 2005, Entergy filed its response to the emergency motion urging the FERC to reject the intervenors' request for the "audit" because the type of investigation proposed by the intervenors would be neither independent nor fair and would only distract from the implementation of the ICT.  Instead, Entergy has proposed that the ICT conduct an independent review of the AFC process and procedures as part of its transition to assuming the identified ICT responsibilities, including the calculation of the AFCs.  Entergy further indicated that it would welcome SPP's participation in the current stakeholder process. On April 21, 2005, the intervenors filed a separate request for rehearing arguing that the FERC must allow the AFC hearing to proceed in parallel with the establishment of the ICT. See "Transmission" above for further discussion of AFC.

On October 31, 2005, the domestic utility companies notified participants in the ICT proceeding that certain historic data related to the hourly AFC models may have been inadvertently lost due to errors in the implementation of a data archiving process. The data at issue is certain hourly AFC data for the nine-month period April 27, 2004 through January 31, 2005. Although Entergy is continuing to pursue all avenues for recovery and retrieval of the historic hourly data, it is difficult to predict whether and to what extent these efforts will ultimately be successful. Since discovering the potential loss of data, the domestic utility companies have taken steps to ensure that these errors cannot recur and to ensure that the current AFC hourly data, including the hourly data from February 1, 2005 forward, is adequately protected and retained. Entergy self-reported the event to the FERC's Office of Market Oversight and Investigations and is providing information to the investigation staff concerning this event. Additionally, Entergy will request that the ICT review the current process for retaining AFC-related data as part of its independent review discussed above.

Utility Restructuring

Previous developments and information related to electric industry restructuring are presented in Note 2 to the consolidated financial statements in the Form 10-K. The following are updates to the Form 10-K.

Retail-Texas

In June 2005, a Texas law was enacted which provides that:

  Entergy Gulf States is authorized by the legislation to proceed with a jurisdictional separation into two vertically integrated utilities, one subject solely to the retail jurisdiction of the LPSC and one subject solely to the retail jurisdiction of the PUCT;
  the portions of all prior PUCT orders requiring Entergy Gulf States to comply with any provisions of Texas law governing transition to retail competition are void;
  Entergy Gulf States must file a plan by January 1, 2006, identifying the power region(s) to be considered for certification and the steps and schedule to achieve certification;
  Entergy Gulf States must file a transition to competition plan no later than January 1, 2007, that would address how Entergy Gulf States intends to mitigate market power and achieve full customer choice, including potential construction of additional transmission facilities, generation auctions, generation capacity divestiture, reinstatement of a customer choice pilot project, establishment of a price to beat, and other measures;
  Entergy Gulf States' rates are subject to cost-of-service regulation until retail customer choice is implemented;
  Entergy Gulf States may not file a general base rate case in Texas before June 30, 2007, with rates effective no earlier than June 30, 2008, but may seek before then the recovery of certain incremental purchased power capacity costs, adjusted for load growth, not in excess of five percent of its annual base rate revenues (as discussed above in "State and Local Regulation," in July 2005 Entergy Gulf States filed a request for implementation of an incremental purchased capacity recovery rider); and
  Entergy Gulf States may recover over a period not to exceed 15 years reasonable and necessary transition to competition costs incurred before the effective date of the legislation and not previously recovered, with appropriate carrying charges.

As authorized by the legislation discussed above, in August 2005, Entergy Gulf States filed with the PUCT an application for recovery of its transition to competition costs. Entergy Gulf States requested recovery of $189 million in transition to competition costs through implementation of a 15-year rider to be effective no later than March 1, 2006. The $189 million represents transition to competition costs Entergy Gulf States incurred from June 1, 1999 through June 17, 2005 in preparing for competition in its service area, including attendant AFUDC, and all carrying costs projected to be incurred on the transition to competition costs through February 28, 2006. The $189 million is before any gross-up for taxes or carrying costs over the 15-year recovery period. This matter has been set for hearing beginning in February 2006, with a PUCT decision expected during the third quarter of 2006. In addition, the ALJ is scheduled to conduct a hearing on November 14, 2005 with respect to the proposed implementation on an interim rider which would become effective in March 2006 to collect transition to competition costs.

Retail-Louisiana

In November 2001, the LPSC decided not to move forward with retail open access for any customers at this time. The LPSC instead directed its staff to hold collaborative group meetings concerning open access from time to time, and to have the LPSC staff monitor developments in neighboring states and to report to the LPSC regarding the progress of retail access developments in those states. In September 2004, in response to a study performed by the Louisiana State University Center for Energy Studies that evaluated a limited industrial-only retail choice program, the LPSC asked the LPSC staff to solicit comments and obtain information from utilities, customers, and other interested parties concerning the potential costs and benefits of a limited choice program, the impact of such a program on other customers, as well as issues such as stranded costs and transmission service.  Comments from interested parties were filed with the LPSC in January 2005. A technical conference was held in April 2005 and in May 2005 interested parties filed reply comments to arguments made at the technical conference. Entergy stated that it believes that there is no new information or credible evidence that would justify altering the LPSC's previous conclusion that retail access is not in the public interest.

Federal Legislation

The Energy Policy Act of 2005 became law in August 2005. The legislation contains electricity provisions that, among other things:

  Repeal the Public Utility Holding Company Act of 1935 (PUHCA), effective February 8, 2006, six months after enactment of the Energy Policy Act. As a registered holding company system, Entergy is subject to PUHCA. Some of the more significant effects of PUHCA are that it limits the operations of a registered holding company system to a single, integrated public utility system; regulates transactions among affiliates within a holding company system; governs the issuance, acquisition, and disposition of securities and assets by registered holding companies and their subsidiaries; limits the entry by registered holding companies and their subsidiaries into businesses other than electric or gas utility businesses; and requires SEC approval for certain utility mergers and acquisitions. Certain consumer protection authorities were transferred to the FERC, including new authority over utility mergers and acquisitions, and to the state or local regulatory commissions.
  Codifies the concept of participant funding, a form of cost allocation for transmission interconnections and upgrades, and allows FERC to apply participant funding in all regions of the country. Participant funding helps ensure that a utility's native load customers only bear the costs that are necessary to provide reliable transmission service to them and not bear costs required by generators who seek to deliver power to other regions.
  Provides financing benefits, including loan guarantees and production tax credits, for new nuclear plant construction, and reauthorizes the Price-Anderson Act, the law that provides an umbrella of insurance protection for the payment of public liability claims in the event of a major nuclear power plant incident.
  Revises current tax law treatment of nuclear decommissioning trust funds by allowing regulated and nonregulated taxpayers to make deductible contributions to fund the entire amount of estimated future decommissioning costs.
  Provides a more rapid tax depreciation schedule for transmission assets to encourage investment.
  Creates mandatory electricity reliability guidelines with enforceable penalties to help ensure that the nation's power transmission grid is kept in good repair and that disruptions in the electricity system are minimized.  Entergy already voluntarily complies with National Electricity Reliability Council standards, which are similar to the guidelines mandated by the Energy Policy Act of 2005.
  Establishes conditions for the elimination of the Public Utility Regulatory Policy Act's (PURPA) mandatory purchase obligation from qualifying facilities.

The Energy Power Act requires several rulemakings by the FERC and other government agencies in order to implement its provisions. Therefore, it will be some time before a full assessment of its effect on Entergy and the energy industry can be completed. FERC has proposed rules to implement the repeal of PUHCA. The Energy Policy Act of 2005 requires that these rules be adopted by December 8, 2005. Among other matters, the proposed rules cover the maintenance and retention of books and records and accounting, the allocation of costs for non-power goods or services provided by affiliated service companies and the appropriate pricing mechanism for those goods and services, and the effect of the savings provision in the Energy Policy Act of 2005 which permits continued reliance on certain PUHCA rules and orders after the effective date of PUHCA repeal. In Entergy's response in the FERC rulemaking proceeding, Entergy indicated that (a) FERC should only require the maintenance and retention of those books and records that are relevant to costs incurred by, and the jurisdictional rates of, electric utility and natural gas companies, as specified in the Energy Policy Act of 2005, (b) FERC should not require, but instead permit, the filing with FERC of affiliate cost allocation agreements for non-power goods and services and the price for those goods and services should be the SEC's cost standard under PUHCA and (c) under the savings provision, certain orders issued by the SEC under PUHCA with a term past February 8, 2006 (the date PUHCA repeal is effective) should continue to be in effect until the end of the term in the order.

Market and Credit Risks

Commodity Price Risk

Power Generation

As discussed more fully in the Form 10-K, the sale of electricity from the power generation plants owned by Entergy's Non-Utility Nuclear business and Energy Commodity Services, unless otherwise contracted, is subject to the fluctuation of market power prices. Following is an updated summary of the amount of Non-Utility Nuclear's output that is sold forward as of September 30, 2005 under physical or financial contracts (2005 represents the remainder of the year):

	2005	2006	2007	2008	2009
Non-Utility Nuclear:
Percent of planned generation sold forward:
Unit-contingent	36%	34%	32%	25%	18%
Unit-contingent with availability guarantees	55%	53%	39%	25%	5%
Firm liquidated damages	5%	4%	2%	0%	0%
Total	96%	91%	73%	50%	23%
Planned generation (TWh)	9	35	34	34	35
Average contracted price per MWh	$39	$41	$42	$45	$47

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

Non-Utility Nuclear's purchase of the Fitzpatrick and Indian Point 3 plants from NYPA included a value sharing agreement with NYPA. Under the value sharing agreement, to the extent that the average annual price of the energy sales from each of the two plants exceeds specified strike prices, the Non-Utility Nuclear business will pay 50% of the additional revenue to NYPA. The annual energy sales subject to the value sharing agreement are limited to the lesser of actual generation or generation assuming an 85% capacity factor based on the plants' capacities at the time of the purchase. The value sharing agreement is effective through 2014, which is the end of the current operating licenses for the plants. The strike prices for Fitzpatrick range from $37.51/MWh in 2005 increasing by approximately 3.5% each year to $51.30/MWh in 2014, and the strike prices for Indian Point 3 range from $42.26/MWh in 2005 increasing by approximately 3.5% each year to $57.77/MWh in 2014.

Some of the agreements to sell the power produced by Entergy's Non-Utility Nuclear power plants and the wholesale supply agreements entered into by Entergy's Competitive Retail business contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements. The Entergy subsidiary may be required to provide collateral based upon the difference between the current market and contracted power prices in the regions where the Non-Utility Nuclear and Competitive Retail businesses sell power. The primary form of the collateral to satisfy these requirements would be an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At September 30, 2005, based on power prices at that time, Entergy had in place as collateral $1,681 million of Entergy Corporation guarantees, $206.3 million of which support letters of credit. The assurance requirement associated with Non-Utility Nuclear is estimated to increase by an amount up to $425 million if gas prices increase $1 per MMBtu across the entire forward curve. In the event of a decrease in Entergy Corporation's credit rating to specified levels below investment grade, Entergy may be required to replace Entergy Corporation guarantees with cash or letters of credit under some of the agreements.

In addition to selling the power produced by its plants, the Non-Utility Nuclear business sells installed capacity to load-serving distribution companies in order for those companies to meet requirements placed on them by the ISO in their area. Following is a summary of the amount of the Non-Utility Nuclear business' installed capacity that is currently sold forward, and the blended amount of the Non-Utility Nuclear business' planned generation output and installed capacity that is currently sold forward as of September 30, 2005:

	2005	2006	2007	2008	2009
Non-Utility Nuclear:
Percent of capacity sold forward:
Bundled capacity and energy contracts	13%	13%	13%	13%	13%
Capacity contracts	75%	73%	38%	27%	16%
Total	88%	86%	51%	40%	29%
Planned net MW in operation	4,105	4,184	4,200	4,200	4,200
Average capacity contract price per kW per month	$1.1	$1.0	$1.1	$1.1	$1.1
Blended Capacity and Energy (based on revenues)
% of planned generation and capacity sold forward	87%	82%	59%	38%	17%
Average contract revenue per MWh	$40	$42	$43	$46	$48

Central States Compact Claim

The Low-Level Radioactive Waste Policy Act of 1980 holds each state responsible for disposal of low-level radioactive waste originating in that state, but allows states to participate in regional compacts to fulfill their responsibilities jointly.  Arkansas and Louisiana participate in the Central Interstate Low-Level Radioactive Waste Compact (Central States Compact or Compact).  Commencing in early 1988, Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana made a series of contributions to the Central States Compact to fund the Central States Compact's development of a low-level radioactive waste disposal facility to be located in Boyd County, Nebraska.  In December 1998, Nebraska, the host state for the proposed Central States Compact disposal facility, denied the compact's license application for the proposed disposal facility.  Several parties, including the commission that governs the compact (the Compact Commission), filed a lawsuit against Nebraska seeking damages resulting from Nebraska's denial of the proposed facility's license.  After a trial, the U.S. District Court concluded that Nebraska violated its good faith obligations regarding the proposed waste disposal facility and rendered a judgment against Nebraska in the amount of $151 million.  In August 2004, Nebraska agreed to pay the Compact $141 million in settlement of the judgment. In July 2005, the Compact Commission decided to distribute a substantial portion of the proceeds from the settlement to the nuclear power generators that had contributed funding for the Boyd County facility, including Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana. On August 1, 2005, Nebraska paid $145 million, including interest, to the Compact, and the Compact distributed from the settlement proceeds $23.6 million to Entergy Arkansas, $19.9 million to Entergy Gulf States, and $19.4 million to Entergy Louisiana.  The proceeds caused an increase in pre-tax earnings of $28.7 million.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy's accounting for nuclear decommissioning costs, unbilled revenue, impairment of long-lived assets, pension and other postretirement benefits, and other contingencies. The following is an update to the information provided in the Form 10-K.

Nuclear Decommissioning Costs

In the first quarter of 2005, Entergy's Non-Utility Nuclear business recorded a reduction of $26.0 million in its decommissioning cost liability in conjunction with a new decommissioning cost study as a result of revised decommissioning costs and changes in assumptions regarding the timing of the decommissioning of a plant. The revised estimate resulted in miscellaneous income of $26.0 million ($15.8 million net-of-tax), reflecting the excess of the reduction in the liability over the amount of undepreciated assets.

In the second quarter of 2005, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability in accordance with a new decommissioning cost study for Waterford 3 that reflected an expected life extension for the plant. The revised estimate resulted in a $153.6 million reduction in its decommissioning liability, along with a $49.2 million reduction in utility plant and a $104.4 million reduction in the related regulatory asset.

In the third quarter of 2005, Entergy Arkansas recorded a revision to its estimated decommissioning cost liability for ANO 2 in accordance with the receipt of approval by the NRC of Entergy Arkansas' application for a life extension for the unit. The revised estimate resulted in an $87.2 million reduction in its decommissioning liability, along with a corresponding reduction in the related regulatory asset.

In the third quarter of 2005, System Energy recorded a revision to its estimated decommissioning cost liability in accordance with a new decommissioning cost study for Grand Gulf.  The revised estimate resulted in a $41.4 million reduction in the decommissioning cost liability for Grand Gulf, along with a $39.7 million reduction in utility plant and a $1.7 million reduction in the related regulatory asset.

Recently Issued Accounting Pronouncements

In the first quarter 2005, FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 requires companies to recognize at fair value a liability for a conditional asset retirement obligation when incurred, which is generally upon an asset's acquisition, construction, development, or through its normal operation. A conditional asset retirement obligation is generally a legal obligation to incur costs to remove an asset or part of an asset, such as an obligation to comply with environmental regulations and requirements. The obligation is conditional because there is currently no legal requirement to retire or remove the facility that the affected asset is a part of. FIN 47 requires that uncertainty about the timing or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information becomes available. FIN 47 will be effective for Entergy no later than December 31, 2005. Entergy does not believe that the adoption of FIN 47 will be material to its financial position or results of operations because it estimates that any conditional asset retirement obligations required to be recognized under FIN 47 would be offset by a regulatory asset because of the expected recovery of these future costs in rates.
ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
	(In Thousands, Except Share Data)

OPERATING REVENUES
Domestic electric	$2,490,265	$2,389,276	$6,236,949	$6,042,652
Natural gas	12,343	33,628	51,729	155,591
Competitive businesses	627,123	540,677	1,660,929	1,501,985
TOTAL	3,129,731	2,963,581	7,949,607	7,700,228

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	607,307	805,886	1,525,652	1,844,381
Purchased power	977,661	598,997	2,260,102	1,603,957
Nuclear refueling outage expenses	41,432	43,378	120,393	124,084
Other operation and maintenance	500,244	582,240	1,585,969	1,651,239
Decommissioning	35,056	37,747	108,580	113,192
Taxes other than income taxes	101,155	112,568	290,237	313,153
Depreciation and amortization	217,883	236,325	638,817	662,614
Other regulatory charges (credits) - net	5,156	(25,032)	(44,814)	(57,009)
TOTAL	2,485,894	2,392,109	6,484,936	6,255,611

OPERATING INCOME	643,837	571,472	1,464,671	1,444,617

OTHER INCOME
Allowance for equity funds used during construction	5,894	13,093	29,414	28,572
Interest and dividend income	50,700	20,993	116,005	75,067
Equity in earnings (loss) of unconsolidated equity affiliates	8,419	(72,015)	22,012	(31,908)
Miscellaneous - net	(10,702)	41,254	4,144	59,993
TOTAL	54,311	3,325	171,575	131,724

INTEREST AND OTHER CHARGES
Interest on long-term debt	111,101	113,489	324,149	349,160
Other interest - net	18,918	6,879	44,457	26,657
Allowance for borrowed funds used during construction	(6,516)	(8,394)	(19,790)	(18,519)
TOTAL	123,503	111,974	348,816	357,298

INCOME BEFORE INCOME TAXES	574,645	462,823	1,287,430	1,219,043

Income taxes	218,257	174,776	460,115	446,968

CONSOLIDATED NET INCOME	356,388	288,047	827,315	772,075

Preferred dividend requirements and other	6,436	5,803	19,217	17,488

EARNINGS APPLICABLE TO
COMMON STOCK	$349,952	$282,244	$808,098	$754,587

Earnings per average common share:
Basic	$1.68	$1.24	$3.83	$3.30
Diluted	$1.65	$1.22	$3.75	$3.24
Dividends declared per common share	$0.54	$0.45	$1.62	$1.35

Average number of common shares outstanding:
Basic	207,906,762	226,882,474	211,033,629	228,614,245
Diluted	212,335,619	231,127,583	215,540,185	232,863,075

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$827,315	$772,075
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(85,212)	5,559
Other regulatory credits - net	(44,814)	(57,009)
Depreciation, amortization, and decommissioning	747,397	775,806
Deferred income taxes and investment tax credits	204,297	146,636
Equity in earnings (loss) of unconsolidated equity affiliates - net of dividends	(16,712)	58,191
Changes in working capital:
Receivables	(675,927)	(342,935)
Fuel inventory	(10,407)	(20,709)
Accounts payable	508,648	(14,785)
Taxes accrued	186,803	314,741
Interest accrued	15,231	14,024
Deferred fuel	(267,441)	180,425
Other working capital accounts	(64,075)	(7,383)
Provision for estimated losses and reserves	5,755	(14,921)
Changes in other regulatory assets	(316,327)	8,354
Other	92,417	(104,404)
Net cash flow provided by operating activities	1,106,948	1,713,665

INVESTING ACTIVITIES
Construction/capital expenditures	(877,165)	(944,812)
Allowance for equity funds used during construction	29,414	28,572
Nuclear fuel purchases	(260,587)	(152,082)
Proceeds from sale/leaseback of nuclear fuel	174,140	74,779
Proceeds from sale of assets and businesses	-	21,978
Payment for purchase of plant	(162,075)	-
Investment in non-utility properties	-	(20,132)
Decrease (increase) in other investments	19,698	(11,340)
Purchases of other temporary investments	(1,591,025)	(603,900)
Liquidation of other temporary investments	1,778,975	792,200
Decommissioning trust contributions and realized change in trust assets	(75,141)	(65,996)
Other regulatory investments	(240,232)	(62,531)
Net cash flow used in investing activities	(1,203,998)	(943,264)

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	2,538,976	1,440,560
Preferred stock	29,998	-
Common stock and treasury stock	114,552	140,345
Retirement of long-term debt	(1,366,909)	(1,684,470)
Repurchase of common stock	(878,188)	(416,269)
Redemption of preferred stock	(33,719)	(3,450)
Changes in short-term borrowings-net	39,850	109,925
Dividends paid:
Common stock	(341,437)	(304,509)
Preferred stock	(19,087)	(17,488)
Net cash flow provided by (used in) financing activities	84,036	(735,356)

Effect of exchange rates on cash and cash equivalents	(787)	(1,137)

Net increase (decrease) in cash and cash equivalents	(13,801)	33,908

Cash and cash equivalents at beginning of period	611,832	507,433

Cash and cash equivalents at end of period	$598,031	$541,341

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$332,056	$346,138
Income taxes	$118,989	$32,802

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$96,591	$79,136
Temporary cash investments - at cost,
which approximates market	501,440	540,650
Total cash and cash equivalents	598,031	619,786
Other temporary investments	-	187,950
Notes receivable	63,243	3,092
Accounts receivable:
Customer	950,158	435,191
Allowance for doubtful accounts	(20,428)	(23,758)
Other	384,340	342,289
Accrued unbilled revenues	530,140	460,039
Total receivables	1,844,210	1,213,761
Deferred fuel costs	553,521	85,911
Accumulated deferred income taxes	-	76,899
Fuel inventory - at average cost	133,477	127,251
Materials and supplies - at average cost	593,569	569,407
Deferred nuclear refueling outage costs	135,971	107,782
Prepayments and other	153,136	116,279
TOTAL	4,075,158	3,108,118

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	337,874	231,779
Decommissioning trust funds	2,571,109	2,453,406
Non-utility property - at cost (less accumulated depreciation)	223,015	219,717
Other	77,928	90,992
TOTAL	3,209,926	2,995,894

PROPERTY, PLANT AND EQUIPMENT
Electric	28,860,133	29,053,340
Property under capital lease	726,568	738,554
Natural gas	85,247	262,787
Construction work in progress	1,495,789	1,197,551
Nuclear fuel under capital lease	293,801	262,469
Nuclear fuel	346,719	320,813
TOTAL PROPERTY, PLANT AND EQUIPMENT	31,808,257	31,835,514
Less - accumulated depreciation and amortization	12,901,568	13,139,883
PROPERTY, PLANT AND EQUIPMENT - NET	18,906,689	18,695,631

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	788,282	746,413
Other regulatory assets	1,672,604	1,429,261
Long-term receivables	26,841	39,417
Goodwill	377,172	377,172
Other	910,070	918,871
TOTAL	3,774,969	3,511,134

TOTAL ASSETS	$29,966,742	$28,310,777

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$100,286	$492,564
Notes payable	40,041	193
Accounts payable	1,812,601	896,528
Customer deposits	221,470	222,320
Taxes accrued	228,770	224,011
Accumulated deferred income taxes	103,731	-
Nuclear refueling outage costs	10,817	-
Interest accrued	154,952	144,478
Obligations under capital leases	134,989	133,847
Other	407,884	218,442
TOTAL	3,215,541	2,332,383

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	5,092,319	5,067,381
Accumulated deferred investment tax credits	381,118	399,228
Obligations under capital leases	195,297	146,060
Other regulatory liabilities	438,805	329,767
Decommissioning and retirement cost liabilities	1,864,164	2,066,277
Transition to competition	79,101	79,101
Regulatory reserves	17,444	103,061
Accumulated provisions	564,243	549,914
Long-term debt	8,380,766	7,016,831
Preferred stock with sinking fund	13,950	17,400
Other	1,518,930	1,541,331
TOTAL	18,546,137	17,316,351

Commitments and Contingencies

Preferred stock without sinking fund	346,466	365,356

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000
shares; issued 248,174,087 shares in 2005 and in 2004	2,482	2,482
Paid-in capital	4,839,810	4,835,375
Retained earnings	5,450,218	4,984,302
Accumulated other comprehensive loss	(265,877)	(93,453)
Less - treasury stock, at cost (40,753,133 shares in 2005 and
31,345,028 shares in 2004)	2,168,035	1,432,019
TOTAL	7,858,598	8,296,687

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$29,966,742	$28,310,777

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended
	2005		2004
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$5,212,985		$4,768,336
Add - Earnings applicable to common stock	349,952	$349,952	282,244	$282,244
Deduct:
Dividends declared on common stock	112,166		102,196
Capital stock and other expenses	553		(306)
Total	112,719		101,890
Retained Earnings - End of period	$5,450,218		$4,948,690

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS) (Net of Taxes):
Balance at beginning of period
Accumulated derivative instrument fair value changes	($208,067)		($119,541)
Other accumulated comprehensive income items	61,060		24,340
Total	(147,007)		(95,201)

Net derivative instrument fair value changes
arising during the period	(116,238)	(116,238)	20,005	20,005

Foreign currency translation adjustments	916	916	(1,264)	(1,264)

Net unrealized investment gains (losses)	(3,548)	(3,548)	8,123	8,123

Balance at end of period:
Accumulated derivative instrument fair value changes	($324,305)		($99,536)
Other accumulated comprehensive income items	58,428		31,199
Total	($265,877)		($68,337)
Comprehensive Income		$231,082		$309,108

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$4,845,037		$4,819,044
Add: Common stock issuances related to stock plans	(5,227)		(196)
Paid-in Capital - End of period	$4,839,810		$4,818,848

	Nine Months Ended
	2005		2004
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$4,984,302		$4,502,508
Add - Earnings applicable to common stock	808,098	$808,098	754,587	$754,587
Deduct:
Dividends declared on common stock	341,614		308,416
Capital stock and other expenses	568		(11)
Total	342,182		308,405
Retained Earnings - End of period	$5,450,218		$4,948,690

ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS) (Net of Taxes):
Balance at beginning of period
Accumulated derivative instrument fair value changes	($141,411)		($25,811)
Other accumulated comprehensive income items	47,958		18,016
Total	(93,453)		(7,795)

Net derivative instrument fair value changes
arising during the period	(182,894)	(182,894)	(73,725)	(73,725)

Foreign currency translation adjustments	787	787	1,137	1,137

Minimum pension liability adjustment	(2,054)	(2,054)	-	-

Net unrealized investment gains	11,737	11,737	12,046	12,046

Balance at end of period:
Accumulated derivative instrument fair value changes	($324,305)		($99,536)
Other accumulated comprehensive income items	58,428		31,199
Total	($265,877)		($68,337)
Comprehensive Income		$635,674		$694,045

PAID-IN CAPITAL
Paid-in Capital - Beginning of period	$4,835,375		$4,767,615
Add: Common stock issuances related to stock plans	4,435		51,233
Paid-in Capital - End of period	$4,839,810		$4,818,848

See Notes to Consolidated Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
U.S. Utility Electric Operating Revenues:
Residential	$1,002	$979	$23	2
Commercial	601	616	(15)	(2)
Industrial	642	637	5	1
Governmental	37	57	(20)	(35)
Total retail	2,282	2,289	(7)	-
Sales for resale	189	102	87	85
Other	19	(2)	21	1,050
Total	$2,490	$2,389	$101	4

U.S. Utility Billed Electric Energy
Sales (GWh):
Residential	10,630	10,738	(108)	(1)
Commercial	7,301	7,753	(452)	(6)
Industrial	9,736	10,456	(720)	(7)
Governmental	424	714	(290)	(41)
Total retail	28,091	29,661	(1,570)	(5)
Sales for resale	2,227	2,040	187	9
Total	30,318	31,701	(1,383)	(4)

	Nine Months Ended		Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
U.S. Utility Electric Operating Revenues:
Residential	$2,164	$2,191	($27)	(1)
Commercial	1,469	1,530	(61)	(4)
Industrial	1,742	1,710	32	2
Governmental	101	150	(49)	(33)
Total retail	5,476	5,581	(105)	(2)
Sales for resale	474	305	169	55
Other	287	157	130	83
Total	$6,237	$6,043	$194	3

U.S. Utility Billed Electric Energy
Sales (GWh):
Residential	24,358	25,375	(1,017)	(4)
Commercial	18,507	19,860	(1,353)	(7)
Industrial	28,836	29,868	(1,032)	(3)
Governmental	1,184	1,924	(740)	(38)
Total retail	72,885	77,027	(4,142)	(5)
Sales for resale	5,886	6,825	(939)	(14)
Total	78,771	83,852	(5,081)	(6)

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. COMMITMENTS AND CONTINGENCIES

Entergy New Orleans Bankruptcy

See Note 10 to the consolidated financial statements for information on the Entergy New Orleans bankruptcy proceeding.

Nuclear Insurance

See Note 8 to the consolidated financial statements in the Form 10-K for information on nuclear liability and property and replacement power insurance associated with Entergy's nuclear power plants. The Price-Anderson Act requires nuclear power plants to show evidence of financial protection in the event of a nuclear accident. Within the Primary Level, the limitation for foreign-sponsored terrorist acts is $300 million per site. If the Terrorism Risk Insurance Act is not renewed by Congress at the end of 2005, the $300 million industry-wide aggregate will also apply to foreign-sponsored terrorist acts. Within the Secondary Financial Protection level, each nuclear plant must pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, up to a maximum of $100.6 million per reactor per incident. This consists of a $95.8 million maximum retrospective premium plus a five percent surcharge that may be applied, if needed, at a rate that is presently set at $15 million per year per nuclear power reactor. There are no domestically- or foreign-sponsored terrorism limitations.

Non-Nuclear Property Insurance

Entergy's non-nuclear property insurance program provides coverage up to $400 million on an Entergy system-wide basis, subject to a $20 million per occurrence self-insured retention, for all risks coverage for direct physical loss or damage, including boiler and machinery breakdown.  Covered property generally includes power plants, substations, facilities, inventories, and gas distribution-related properties. Excluded property generally includes above-ground transmission and distribution lines, poles, and towers. The primary property program (excess of the deductible) is placed through Oil Insurance Limited ($250 million layer) with the excess program ($150 million layer) placed on a quota share basis through underwriters at Lloyds (50%) and Hartford Steam Boiler Inspection and Insurance Company (50%).  There is an aggregation limit of $1 billion for all parties insured by OIL for any one occurrence. Coverage is in place for Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy Gulf States, and Entergy New Orleans.

In addition to the OIL program, Entergy has purchased additional coverage for some of its non-regulated, non-generation assets through Zurich American.  This policy serves to buy-down the $20 million deductible and is placed on a scheduled location basis. The applicable deductibles are $100,000 or $250,000 as per the schedule provided to underwriters.

Nuclear Decommissioning and Other Retirement Costs

See Note 8 to the consolidated financial statements in the Form 10-K for information on nuclear decommissioning costs. In the first quarter of 2005, Entergy's Non-Utility Nuclear business recorded a reduction of $26.0 million in its decommissioning cost liability in conjunction with a new decommissioning cost study as a result of revised decommissioning costs and changes in assumptions regarding the timing of the decommissioning of a plant. The revised estimate resulted in miscellaneous income of $26.0 million ($15.8 million net-of-tax), reflecting the excess of the reduction in the liability over the amount of undepreciated assets.

In the second quarter of 2005, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability in accordance with a new decommissioning cost study for Waterford 3 that reflected an expected life extension for the plant. The revised estimate resulted in a $153.6 million reduction in its decommissioning liability, along with a $49.2 million reduction in utility plant and a $104.4 million reduction in the related regulatory asset.

In the third quarter of 2005, Entergy Arkansas recorded a revision to its estimated decommissioning cost liability for ANO 2 in accordance with the receipt of approval by the NRC of Entergy Arkansas' application for a life extension for the unit. The revised estimate resulted in an $87.2 million reduction in its decommissioning liability, along with a corresponding reduction in the related regulatory asset.

In the third quarter of 2005, System Energy recorded a revision to its estimated decommissioning cost liability in accordance with a new decommissioning cost study for Grand Gulf.  The revised estimate resulted in a $41.4 million reduction in the decommissioning cost liability for Grand Gulf, along with a $39.7 million reduction in utility plant and a $1.7 million reduction in the related regulatory asset.

Income Taxes

See Note 8 to the consolidated financial statements in the Form 10-K for information regarding certain material income tax audit matters involving Entergy. Following are updates to that disclosure.

In October 2005, Entergy concluded settlement discussions with IRS Appeals related to the 1996 - 1998 audit cycle. The U.K. Windfall Tax issue and the change in tax depreciation method with respect to street lighting are the two remaining issues from this cycle that will be pursued in litigation. Entergy believes that the contingency provision established in its financial statements sufficiently covers the risk associated with both of these items.

Depreciable Property Lives

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans partially conceded depreciation associated with assets other than street lighting and intend to pursue the street lighting depreciation in litigation. Entergy Gulf States was not part of the settlement and did not change its accounting method for these certain assets until 1999. System Energy also partially conceded depreciation associated with these assets. The total cash concession related to these deductions for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and System Energy is $56 million plus interest of $22 million. The effect of a similar settlement by Entergy Gulf States would result in a cash tax exposure of approximately $25 million plus interest of $8 million.

Because this issue relates to the timing of when depreciation expense is deducted, the conceded amount for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and System Energy, or any future conceded amounts by Entergy Gulf States will be recovered in future periods.

Mark to Market of Certain Power Contracts

As discussed in the Form 10-K, in 2001, Entergy Louisiana changed its method of accounting for income tax purposes related to its wholesale electric power contracts. The most significant of these is the contract to purchase power from the Vidalia hydroelectric project. On audit of Entergy Louisiana's 2001 tax return, the IRS made an adjustment reducing the amount of the deduction associated with this method change. The adjustment had no material impact on Entergy Louisiana's earnings and required no additional cash payment of 2001 income tax. The Vidalia contract method change has resulted in cumulative cash flow benefits of approximately $790 million through September 30, 2005. This benefit is expected to reverse in the years 2006 through 2031. The tax accounting election has had no effect on book income tax expense. The timing of the reversal of this benefit depends on several variables, including the price of power.

CashPoint Bankruptcy

See Note 8 to the consolidated financial statements in the Form 10-K for information regarding the bankruptcy of CashPoint, which managed a network of payment agents for the domestic utility companies.

Harrison County Plant Fire

On May 13, 2005, an explosion and fire damaged the non-nuclear wholesale assets business' Harrison County power plant.  A catastrophic failure and subsequent natural gas escape from a nearby 36-inch interstate pipeline owned and operated by a third party is believed to have caused the damage.  Current estimates are that the cost to clean-up the site and reconstruct the damaged portions of the plant will be approximately $52 million and take until the second quarter 2006 to be completed. The plant's property insurer has acknowledged coverage, subject to a $200 thousand deductible. Entergy owns approximately 61% of this facility. Entergy does not expect the damage caused to the Harrison County plant to have a material effect on its financial position or results of operations.

Employment Litigation

Entergy Corporation and certain subsidiaries are defendants in numerous lawsuits filed by former employees asserting that they were wrongfully terminated and/or discriminated against on the basis of age, race, sex, or other protected characteristics. The defendant companies deny any liability to the plaintiffs.

NOTE 2. RATE AND REGULATORY MATTERS

Regulatory Assets

Other Regulatory Assets

As a result of Hurricane Katrina and Hurricane Rita that hit Entergy's service territory in August and September 2005, Entergy has recorded accruals for the estimated storm restoration costs. Entergy recorded $433.4 million in storm reserve cost accruals as reflected in the Consolidated Balance Sheet as of September 30, 2005 with a corresponding increase in accounts payable. Entergy plans to pursue a broad range of initiatives to recover storm restoration costs. Initiatives include obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for Hurricanes Katrina and Rita, and pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies. Entergy is unable to predict the degree of success it may have in these initiatives, the amount of restoration costs it may recover, or the timing of such recovery.

Deferred Fuel Costs

See Note 2 to the consolidated financial statements in the Form 10-K for information regarding fuel proceedings involving the domestic utility companies. The following are updates to the Form 10-K.

In March 2005, Entergy Arkansas filed with the APSC its energy cost recovery rider for the period April 2005 through March 2006. The filed energy cost rate, which accounts for 15 percent of a typical residential customer's bill using 1,000 kWh per month, increased 31 percent primarily attributable to a true-up adjustment for an under-recovery balance of $11.2 million and a nuclear refueling adjustment resulting from outages scheduled in 2005 at ANO 1 and 2.

In September 2005, Entergy Arkansas filed with the APSC an interim energy cost rate per the energy cost recovery rider that provides for an interim adjustment should the cumulative over- or under-recovery for the energy period exceed 10 percent of the energy costs for that period. As of the end of July 2005, the cumulative under-recovery of fuel and purchased power expenses had exceeded the 10 percent threshold due to increases in purchased power expenditures resulting from higher natural gas prices. The interim rate became effective with the first billing cycle in October 2005 per the provisions of the energy cost recovery rider. In early October 2005, the APSC initiated an investigation into Entergy Arkansas' interim rate. The investigation seeks to determine Entergy Arkansas' 1) prudence of gas contracting, portfolio, and hedging practices; 2) wholesale purchases during the period; 3) management of the coal inventory at its coal generation plants; and 4) response to the contractual failure of the railroads to provide coal deliveries. The APSC established a procedural schedule with testimony from Entergy Arkansas, the APSC Staff, and intervenors culminating in a public hearing in May 2006.

In September 2005, Entergy Gulf States filed an application with the PUCT to implement a net $46.1 million interim fuel surcharge, including interest, to collect under-recovered fuel and purchased power expenses incurred from August 2004 through July 2005. Entergy Gulf States proposed to collect the surcharge over a twelve-month period beginning January 2006. Amounts collected through the interim fuel surcharges are subject to final reconciliation in a future fuel reconciliation proceeding.

In March 2004, Entergy Gulf States filed with the PUCT a fuel reconciliation case covering the period September 2000 through August 2003. Entergy Gulf States is reconciling $1.43 billion of fuel and purchased power costs on a Texas retail basis. This amount includes $8.6 million of under-recovered costs that Entergy Gulf States is asking to reconcile and roll into its fuel over/under-recovery balance to be addressed in the next appropriate fuel proceeding. This case involves imputed capacity and River Bend payment issues similar to those decided adversely in a January 2001 proceeding that is now on appeal. On January 31, 2005, the ALJ issued a Proposal for Decision that recommended disallowing $10.7 million (excluding interest) related to these two issues. In April 2005, the PUCT issued an order reversing in part the ALJ's Proposal for Decision and allowing Entergy Gulf States to recover a part of its request related to the imputed capacity and River Bend payment issues. The PUCT's order reduced the disallowance in the case to $8.3 million. Both Entergy Gulf States and certain cities served by Entergy Gulf States filed motions for rehearing on these issues which were denied by the PUCT. Entergy Gulf States and certain Cities filed appeals to the Travis County District Court. The appeals are pending. Any disallowance will be netted against Entergy Gulf States' under-recovered costs and will be included in its deferred fuel costs balance.

In January 2001, Entergy Gulf States filed with the PUCT a fuel reconciliation case covering the period from March 1999 through August 2000. Entergy Gulf States was reconciling approximately $583 million of fuel and purchased power costs. As part of this filing, Entergy Gulf States requested authority to collect $28 million, plus interest, of under-recovered fuel and purchased power costs. In August 2002, the PUCT reduced Entergy Gulf States' request to approximately $6.3 million, including interest through July 31, 2002. Approximately $4.7 million of the total reduction to the requested surcharge relates to nuclear fuel costs that the PUCT deferred ruling on at that time. In October 2002, Entergy Gulf States appealed the PUCT's final order in Texas District Court. In its appeal, Entergy Gulf States is challenging the PUCT's disallowance of approximately $4.2 million related to imputed capacity costs and its disallowance related to costs for energy delivered from the 30% non-regulated share of River Bend. The case was argued before the Travis County Texas District Court in August 2003 and the Travis County District Court judge affirmed the PUCT's order. In October 2003, Entergy Gulf States appealed this decision to the Court of Appeals. Oral argument before the appellate court occurred in September 2004 and in May 2005, the appellate court affirmed the lower court's decision affirming the PUCT's disallowance. Entergy Gulf States filed a motion for rehearing with the appellate court in this case. Although following the motion for rehearing, the appellate court corrected several errors in its decision, Entergy Gulf States filed a petition seeking review of this case by the Texas Supreme Court.

In August 2000, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Louisiana pursuant to a November 1997 LPSC general order. The time period that is the subject of the audit is January 1, 2000 through December 31, 2001. In September 2003, the LPSC staff issued its audit report and recommended a disallowance with regard to one item. The issue relates to the alleged failure to uprate Waterford 3 in a timely manner, a claim that also has been raised in the summer 2001, 2002, and 2003 purchased power proceedings. The settlement approved by the LPSC in March 2005, discussed above, resolves the uprate imprudence disallowance and is no longer at issue in this proceeding. Subsequent to the issuance of the audit report, the scope of this docket was expanded to include a review of annual reports on fuel and purchased power transactions with affiliates and a prudence review of transmission planning issues. Also, in July 2005, the LPSC expanded the audit to include the years 2002 through 2004. A procedural schedule has been established and LPSC staff and intervenor testimony is due in November 2005.

In January 2003, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States and its affiliates pursuant to a November 1997 LPSC general order. The audit will include a review of the reasonableness of charges flowed by Entergy Gulf States through its fuel adjustment clause in Louisiana for the period January 1, 1995 through December 31, 2002. Discovery is underway, but a detailed procedural schedule extending beyond the discovery stage has not yet been established, and the LPSC staff has not yet issued its audit report. In June 2005, the LPSC expanded the audit to include the years through 2004.

In January 2005, the MPSC approved a change in Entergy Mississippi's energy cost recovery rider. Entergy Mississippi's fuel over-recoveries for the third quarter of 2004 of $21.3 million will be deferred from the first quarter 2005 energy cost recovery rider adjustment calculation. The deferred amount of $21.3 million plus carrying charges was refunded through the energy cost recovery rider in the second and third quarters of 2005 at a rate of 45% and 55%, respectively.

As discussed in Note 2 to the consolidated financial statements in the Form 10-K, the City Council passed resolutions implementing a package of measures developed by Entergy New Orleans and the Council Advisors to protect customers from potential gas price spikes during the 2004 - 2005 winter heating season including the deferral of collection of up to $6.2 million of gas costs associated with a cap on the purchased gas adjustment in November and December 2004 and in the event that the average residential customer's gas bill were to exceed a threshold level. The deferrals of $1.7 million resulting from these caps will receive accelerated recovery over a seven-month period that began in April 2005.

In November 2004, the City Council directed Entergy New Orleans to confer with the City Council Advisors regarding possible modification of the current gas cost collection mechanism in order to address concerns regarding its fluctuations particularly during the winter heating season. In June 2005, Entergy New Orleans filed a new purchased gas adjustment tariff (PGA tariff) with the City Council. The City Council approved the PGA tariff which became effective with billings in October 2005. In October 2005, the City Council approved modifications to the PGA tariff that will become effective in November 2005. The modifications are intended to minimize fluctuations in PGA rates during the winter months.

Retail Rate Proceedings

See Note 2 to the consolidated financial statements in the Form 10-K for information regarding retail rate proceedings involving the domestic utility companies. The following are updates to the Form 10-K.

Filings with the LPSC

Global Settlement (Entergy Gulf States and Entergy Louisiana)

In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues for Entergy Gulf States and Entergy Louisiana. The settlement resulted in credits totaling $76 million for retail electricity customers in Entergy Gulf States' Louisiana service territory and credits totaling $14 million for retail electricity customers of Entergy Louisiana. The settlement dismissed Entergy Gulf States' fourth, fifth, sixth, seventh, and eighth annual earnings reviews, Entergy Gulf States' ninth post-merger earnings review and revenue requirement analysis, the continuation of a fuel review for Entergy Gulf States, dockets established to consider issues concerning power purchases for Entergy Gulf States and Entergy Louisiana for the summers of 2001, 2002, 2003, and 2004, all prudence issues associated with decisions made through May 2005 related to the nuclear plant uprates at issue in these cases, and an LPSC docket concerning retail issues arising under the System Agreement. The settlement does not include the System Agreement case at FERC. In addition, Entergy Gulf States agreed not to seek recovery from customers of $2 million of excess refund amounts associated with the fourth through the eighth annual earnings reviews and Entergy Louisiana agreed to forgo recovery of $3.5 million of deferred 2003 capacity costs associated with certain power purchase agreements. The credits were issued in connection with April 2005 billings. Entergy Gulf States and Entergy Louisiana reserved for the approximate refund amounts.

The settlement includes the establishment of a three-year formula rate plan for Entergy Gulf States that, among other provisions, establishes an ROE mid-point of 10.65% for the initial three-year term of the plan and permits Entergy Gulf States to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed range of 9.9% to 11.4% will be allocated 60% to customers and 40% to Entergy Gulf States. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Gulf States. Under the settlement, there was no change to Entergy Gulf States' retail rates at that time.

Retail Rates - Electric

(Entergy Louisiana)

See Note 2 to consolidated financial statements in the Form 10-K for discussion of Entergy Louisiana's rate filing with the LPSC requesting a base rate increase. In March 2005, the LPSC staff and Entergy Louisiana filed a proposed settlement that included an annual base rate increase of approximately $18.3 million which was implemented, subject to refund, effective with May 2005 billings. In May 2005, the LPSC approved a modified settlement which, among other things, reduces depreciation and decommissioning expense due to assuming a life extension of Waterford 3 and results in no change in rates. Subsequently, in June 2005, Entergy Louisiana made a revised compliance filing with the LPSC supporting a revised depreciation rate for Waterford 3, which reflects the removal of interim additions, and a rate increase from the purchase of the Perryville power plant, which results in a net $0.8 million annual rate reduction. Entergy Louisiana reduced rates effective with the first billing cycle in July 2005 and refunded excess revenue collected during May 2005, including interest, in August 2005.

The May 2005 rate settlement includes the adoption of a three-year formula rate plan, the terms of which include an ROE mid-point of 10.25% for the initial three-year term of the plan and permit Entergy Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed regulatory earnings range of 9.45% to 11.05% will be allocated 60% to customers and 40% to Entergy Louisiana. The initial formula rate plan filing will be in May 2006 based on a 2005 test year with rates effective September 2006. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Louisiana.

(Entergy Gulf States)

In June 2005, Entergy Gulf States made its formula rate plan filing with the LPSC for the test year ending December 31, 2004. The filing shows a net revenue deficiency of $2.58 million indicating that no refund liability exists. The filing also indicates that a prospective rate increase of $23.8 million is required in order for Entergy Gulf States to earn the authorized ROE mid-point of 10.65%. A revision to the filing was made in September 2005 resulting in a $37.2 million base rate increase effective with the first billing cycle of October 2005. The base rate increase consists of two components. The first is a base rate increase of approximately $21.1 million due to the formula rate plan 2004 test year revenue requirement that reflects certain adjustments. The second component of the increase is the recovery of the annual revenue requirement of $16.1 million associated with the purchase of power from the Perryville generating station, which purchase was approved by the LPSC. Subject to the consideration of comments filed by the LPSC staff and intervenors in the third quarter 2005, additional rate changes associated with the formula rate plan may take effect with the first billing cycle in November 2005.  Any disputed issues will be subject to further investigation by the LPSC, with any resolution of such issues being made effective October 2005.

Retail Rates - Gas (Entergy Gulf States)

In July 2004, Entergy Gulf States filed with the LPSC an application for a change in its rates and charges seeking an increase of $9.1 million in gas base rates in order to allow Entergy Gulf States an opportunity to earn a fair and reasonable rate of return. In June 2005, the LPSC unanimously approved Entergy Gulf States' proposed settlement that includes a $5.8 million gas base rate increase effective the first billing cycle of July 2005 and a rate stabilization plan with an ROE mid-point of 10.5%.

Filings with the PUCT (Entergy Gulf States)

Entergy Gulf States filed with the PUCT in July 2005 a request for implementation of an incremental purchased capacity recovery rider, consistent with the recently passed Texas legislation discussed below under "Electric Industry Restructuring and the Continued Application of SFAS 71." The rider requests $23.1 million annually in incremental revenues on a Texas retail basis which represents the incremental purchased capacity costs, including Entergy Gulf States' obligation to purchase power from Entergy Louisiana's recently acquired Perryville plant, over what is already in Entergy Gulf States' base rates. Entergy Gulf States reached an initial agreement with parties that the date upon which cost recovery and cost reconciliation would begin is September 1, 2005.  The September 1, 2005 agreed upon date for the beginning of the cost recovery and cost reconciliation as well as the requested amount and the processes for implementing the rider are subject to PUCT action and approval. If approved by the PUCT, the rider would be subject to semi-annual modifications and reconciliation in conjunction with Entergy Gulf States' fuel reconciliation proceedings. A further non-unanimous settlement was reached with most of the parties that allows for the rider to be implemented effective December 1, 2005 and collect $18 million annually. The settlement also provides for a fuel reconciliation to be filed by Entergy Gulf States by May 15, 2006 that will resolve the remaining issues in the case with the exception of the amount of purchased power in current base rates and the costs to which load growth is attributed, both of which were settled. The hearing with respect to the non-unanimous settlement, which was opposed by the Office of Public Utility Counsel, was conducted on October 19, 2005 before the ALJ who will issue a proposal for decision which could either recommend to the PUCT acceptance or rejection of the settlement. Also see "Electric Industry Restructuring and the Continued Application of SFAS 71" below for discussion of the provisions in the Texas legislation regarding Entergy Gulf States' ability to file a general rate case and to file for recovery of transition to competition costs.

Filings with the City Council (Entergy New Orleans)

In April 2005, Entergy New Orleans made its annual scheduled formula rate plan filings with the City Council.  The filings showed that a decrease of $0.2 million in electric revenues was warranted and an increase of $3.9 million in gas revenues was warranted. In addition, in May 2005, Entergy New Orleans filed with the City Council a request for continuation of the formula rate plan and generation performance-based rate plan (G-PBR) for an additional three years. The filing requested a target equity component of the capital structure of 45%, an increase from the current target of 42%. In August 2005, Entergy New Orleans, the City Council advisors, and the intervenors entered into an agreement in principle which provided, among other things, for a reduction in Entergy New Orleans' electric base rates of $2.5 million and no change in Entergy New Orleans' gas base rates. The agreement provided for the continuation of the electric and gas formula rate plans for two more annual cycles, effective September 1, 2005, with a target equity ratio of 45% as well as a mid-point return on equity of 10.75%, and a 100 basis point band-width around the mid-point for electric operations and a 50 basis point band-width around the mid-point for gas operations. The agreement in principle also called for the continuation and modification of the G-PBR by separating the operation of the G-PBR from the formula rate plan so that the core business' electric rates are not set on a prospective basis by reference to G-PBR earnings. The agreement in principle provides for a $4.5 million cap on Entergy New Orleans' share of G-PBR savings, however, the G-PBR plan has been temporarily suspended due to impacts from Hurricane Katrina.

In August 2005, prior to Hurricane Katrina, the Council Utility, Cable and Telecommunications Committee voted to recommend to the City Council a resolution approving this agreement in principle. The City Council was to consider this recommendation at its regularly scheduled meeting on September 1, 2005, but this meeting did not occur due to Hurricane Katrina. On August 31, 2005, the chairman of the Council Utility, Cable and Telecommunications Committee issued a letter authorizing Entergy New Orleans to implement the agreement in principle in accordance with the resolution previously considered by this Council committee, and advising Entergy New Orleans that the City Council would consider the ratification of this letter authorization at the first available opportunity. On September 27, 2005, the City Council ratified the August 31, 2005 letter, and deemed the resolution approving the agreement in principle to be effective as of September 1, 2005.

Fuel Adjustment Clause Litigation

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the complaint filed by a group of ratepayers with the City Council alleging that Entergy New Orleans and certain affiliates engaged in fuel procurement and power purchasing practices and included certain costs in its fuel adjustment charges that could have resulted in its customers being overcharged by more than $100 million over a period of years. In May 2005, the Civil District Court for the Parish of Orleans affirmed the City Council resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004, finding no support for the plaintiffs' claim that the refund amount should be higher. In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal.

Electric Industry Restructuring and the Continued Application of SFAS 71

Previous developments and information related to electric industry restructuring are presented in Note 2 to the consolidated financial statements in the Form 10-K. The following are updates to the Form 10-K.

Louisiana

In November 2001, the LPSC decided not to move forward with retail open access for any customers at this time. The LPSC instead directed its staff to hold collaborative group meetings concerning open access from time to time, and to have the LPSC staff monitor developments in neighboring states and to report to the LPSC regarding the progress of retail access developments in those states. In September 2004, in response to a study performed by the Louisiana State University Center for Energy Studies that evaluated a limited industrial-only retail choice program, the LPSC asked the LPSC staff to solicit comments and obtain information from utilities, customers, and other interested parties concerning the potential costs and benefits of a limited choice program, the impact of such a program on other customers, as well as issues such as stranded costs and transmission service.  Comments from interested parties were filed with the LPSC in January 2005. A technical conference was held in April 2005 and in May 2005 interested parties filed reply comments to arguments made at the technical conference. Entergy stated that it believes that there is no new information or credible evidence that would justify altering the LPSC's previous conclusion that retail access is not in the public interest.

Texas

See Note 2 to the consolidated financial statements in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory and Entergy Gulf States' independent organization request.

In June 2005, a Texas law was enacted which provides that:

  Entergy Gulf States is authorized by the legislation to proceed with a jurisdictional separation into two vertically integrated utilities, one subject solely to the retail jurisdiction of the LPSC and one subject solely to the retail jurisdiction of the PUCT;
  the portions of all prior PUCT orders requiring Entergy Gulf States to comply with any provisions of Texas law governing transition to retail competition are void;
  Entergy Gulf States must file a plan by January 1, 2006, identifying the power region(s) to be considered for certification and the steps and schedule to achieve certification;
  Entergy Gulf States must file a transition to competition plan no later than January 1, 2007, that would address how Entergy Gulf States intends to mitigate market power and achieve full customer choice, including potential construction of additional transmission facilities, generation auctions, generation capacity divestiture, reinstatement of a customer choice pilot project, establishment of a price to beat, and other measures;
  Entergy Gulf States' rates are subject to cost-of-service regulation until retail customer choice is implemented;
  Entergy Gulf States may not file a general base rate case in Texas before June 30, 2007, with rates effective no earlier than June 30, 2008, but may seek before then the recovery of certain incremental purchased power capacity costs, adjusted for load growth, not in excess of five percent of its annual base rate revenues (as discussed above in "Filings with the PUCT," in July 2005 Entergy Gulf States filed a request for implementation of an incremental purchased capacity recovery rider); and
  Entergy Gulf States may recover over a period not to exceed 15 years reasonable and necessary transition to competition costs incurred before the effective date of the legislation and not previously recovered, with appropriate carrying charges.

As authorized by the legislation discussed above, in August 2005, Entergy Gulf States filed with the PUCT an application for recovery of its transition to competition costs. Entergy Gulf States requested recovery of $189 million in transition to competition costs through implementation of a 15-year rider to be effective no later than March 1, 2006. The $189 million represents transition to competition costs Entergy Gulf States incurred from June 1, 1999 through June 17, 2005 in preparing for competition in its service area, including attendant AFUDC, and all carrying costs projected to be incurred on the transition to competition costs through February 28, 2006. The $189 million is before any gross-up for taxes or carrying costs over the 15-year recovery period. This matter has been set for hearing beginning in February 2006, with a PUCT decision expected during the third quarter of 2006.

NOTE 3. COMMON EQUITY

Common Stock

Earnings per Share

The following tables present Entergy's basic and diluted earnings per share (EPS) calculations included on the consolidated income statement:

	For the Three Months Ended September 30,
	2005		2004
	(In Millions, Except Per Share Data)
		$/share		$/share
Earnings applicable to common stock	$350.0		$282.2

Average number of common shares outstanding - basic	207.9	$1.68	226.9	$1.24
Average dilutive effect of:
Stock Options	4.2	(0.033)	4.0	(0.022)
Deferred Units	0.2	(0.002)	0.2	(0.001)
Average number of common shares outstanding - diluted	212.3	$1.65	231.1	$1.22

	For the Nine Months Ended September 30,
	2005		2004
	(In Millions, Except Per Share Data)
		$/share		$/share
Earnings applicable to common stock	$808.1		$754.6

Average number of common shares outstanding - basic	211.0	$3.83	228.6	$3.30
Average dilutive effect of:
Stock Options	4.3	(0.076)	4.1	(0.057)
Deferred Units	0.2	(0.005)	0.2	(0.003)
Average number of common shares outstanding - diluted	215.5	$3.75	232.9	$3.24

Entergy's stock option and other equity compensation plans are discussed in Note 7 to the consolidated financial statements in the Form 10-K.

Treasury Stock

For the nine months ended September 30, 2005, Entergy Corporation issued 2,872,395 shares of its previously repurchased common stock to satisfy stock option exercises and other stock-based awards and repurchased 12,280,500 shares of common stock for a total purchase price of $878.2 million.

Retained Earnings

On October 28, 2005, Entergy Corporation's Board of Directors declared a common stock dividend of $0.54 per share, payable on December 1, 2005 to holders of record as of November 10, 2005.

NOTE 4. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

In May 2005, Entergy Corporation terminated its two, separate, revolving credit facilities, a $500 million five-year credit facility and a $965 million three-year credit facility. At that time Entergy Corporation entered into a $2 billion five-year revolving credit facility, which expires in May 2010. As of September 30, 2005, $1.07 billion in borrowings were outstanding on this facility. Entergy also has the ability to issue letters of credit against the borrowing capacity of the credit facility, and letters of credit totaling $209 million had been issued against this facility at September 30, 2005. The total unused capacity for this facility as of September 30, 2005 was approximately $721 million. The commitment fee for this facility is currently 0.13% per annum of the unused amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior debt ratings of the domestic utility companies.

The short-term borrowings of Entergy's subsidiaries are limited to amounts authorized by the SEC. In addition to borrowing from commercial banks, Entergy's subsidiaries are authorized to borrow from Entergy's money pool. The money pool is an inter-company borrowing arrangement designed to reduce Entergy's subsidiaries' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the SEC authorized limits. As a result of its bankruptcy filing, Entergy New Orleans is no longer a participant in the money pool. Entergy New Orleans had $35.6 million in borrowings outstanding from the money pool as of its bankruptcy filing date, September 23, 2005. As of September 30, 2005, Entergy's subsidiaries' aggregate authorized limit was $1.6 billion and the outstanding borrowings from the money pool were $387.5 million.

Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi, each have 364-day credit facilities available as follows:

Company	Expiration Date	Amount of Facility	Amount Drawn as of September 30, 2005

Entergy Arkansas	April 2006	$85 million (a)	-
Entergy Louisiana	April 2006	$85 million (a)	$40 million
Entergy Louisiana	May 2006	$15 million (b)	-
Entergy Mississippi	May 2006	$25 million	-

(a)

The combined amount borrowed by Entergy Arkansas and Entergy Louisiana under these facilities at any one time cannot exceed $85 million. Entergy Louisiana granted a security interest in its receivables to secure its $85 million facility.

(b)

The combined amount borrowed by Entergy Louisiana and Entergy New Orleans under its $15 million facility at any one time cannot exceed $15 million. As of September 30, 2005, Entergy New Orleans had $15 million in outstanding borrowings under its credit facility.

The 364-day credit facilities have variable interest rates and the average commitment fee is 0.13%. The $85 million Entergy Arkansas and Entergy Louisiana credit facilities each require the respective company to maintain total shareholders' equity of at least 25% of its total assets.

On September 26, 2005, Entergy New Orleans, as borrower, and Entergy Corporation, as lender, entered into the Debtor-in-Possession (DIP) credit agreement, a debtor-in-possession credit facility to provide funding to Entergy New Orleans during its business restoration efforts. The credit facility provides for up to $200 million in loans on an interim basis pending final bankruptcy court approval of the DIP credit agreement. The bankruptcy court originally authorized $100 million in interim borrowing under the facility, and increased the authorization to $200 million on October 26, 2005. These funds were requested to enable Entergy New Orleans to meet its near-term obligations, including employee wages and benefits, payments under power purchase and gas supply agreements, and its existing efforts to repair and restore the facilities needed to serve its electric and gas customers. The facility provides the ability for Entergy New Orleans to request funding from Entergy Corporation, but the decision to lend money is at the sole discretion of Entergy Corporation. The SEC has authorized Entergy New Orleans to borrow up to $150 million under the DIP credit agreement. In October 2005, Entergy Corporation and Entergy New Orleans requested an order from the SEC to increase the authorization to $200 million. Management expects the SEC to issue an order increasing the authorization in early December 2005. Entergy New Orleans borrowed $60 million under the DIP credit agreement in September 2005 and that amount remains outstanding at this time.

The following long-term debt has been issued by Entergy in 2005:

	Issue Date	Amount
		(In Thousands)
U.S. Utility
Mortgage Bonds:
5.66% Series due February 2025 - Entergy Arkansas	January 2005	$175,000
6.18% Series due March 2035 - Entergy Gulf States	February 2005	$85,000
5.70% Series due June 2015 - Entergy Gulf States	May 2005	$200,000
4.50% Series due June 2010 - Entergy Arkansas	May 2005	$100,000
4.67% Series due June 2010 - Entergy Louisiana	May 2005	$55,000
5.12% Series due August 2010 - Entergy Gulf States	July 2005	$100,000
5.56% Series due September 2015 - Entergy Louisiana	August 2005	$100,000
6.3% Series due September 2035 - Entergy Louisiana	August 2005	$100,000
Libor + 0.75% Series due October 2006 - Entergy Gulf States	September 2005	$200,000
After balance sheet date:
5.83% Series due November 2010 - Entergy Louisiana	October 2005	$150,000

Other Long-Term Debt:
5.00% Series due January 2021, Independence County - Arkansas (Entergy Arkansas)	March 2005	$45,000
Bank term loan due June 2010, avg rate 4.26% (Entergy Corporation)	June 2005	$60,000

The following long-term debt was retired by Entergy thus far in 2005:

	Retirement Date	Amount
		(In Thousands)
U.S. Utility
Mortgage Bonds:
7.00% Series due October 2023 - Entergy Arkansas	February 2005	$175,000
6.125% Series due July 2005 - Entergy Arkansas	July 2005	$100,000
6.77% Series due August 2005 - Entergy Gulf States	August 2005	$98,000

Other Long-term Debt:
Grand Gulf Lease Obligation payment (System Energy)	N/A	$28,790
8.75% Junior Subordinated Deferrable Interest Debentures due 2046 - Entergy Gulf States	March 2005	$87,629
6.25% Series due January 2021, Independence County - Arkansas (Entergy Arkansas)	April 2005	$45,000
9.0% Series due May 2015, West Feliciana Parish - Louisiana (Entergy Gulf States)	May 2005	$45,000
7.5% Series due May 2015, West Feliciana Parish - Louisiana (Entergy Gulf States)	May 2005	$41,600
7.7% Series due December 2014, West Feliciana Parish - Louisiana (Entergy Gulf States)	June 2005	$94,000
Bank term loan due June 2005, avg rate 2.98% (Entergy Corporation)	June 2005	$60,000
7.50% Series due June 2021, St. Charles Parish - Louisiana (Entergy Louisiana)	September 2005	$50,000
7.05% Series due April 2022, St. Charles Parish - Louisiana (Entergy Louisiana)	September 2005	$20,000
7.0% Series due December 2022, St. Charles Parish - Louisiana (Entergy Louisiana)	September 2005	$24,000
6.2% Series due May 2023, St. Charles Parish - Louisiana (Entergy Louisiana)	September 2005	$33,000
6.875% Series due July 2024, St. Charles Parish - Louisiana (Entergy Louisiana)	September 2005	$20,400
6.375% Series due November 2025, St. Charles Parish - Louisiana (Entergy Louisiana)	September 2005	$16,770

Entergy Arkansas used the proceeds from the March 2005 issuance to redeem, prior to maturity, $45 million of 6.25% Series of Independence County bonds in April 2005. The issuance and retirement do not appear on the cash flow statement because the proceeds were placed in a trust and never held as cash by Entergy Arkansas.

In June 2005, Entergy Louisiana purchased its $55 million of 4.9% Series St. Charles Parish bonds from the holders, pursuant to a mandatory tender provision, and has not remarketed the bonds at this time.

In September 2005, Entergy Arkansas purchased its $47 million of 5.05% Series Pope County bonds from the holders, pursuant to a mandatory tender provision, and has not remarketed the bonds at this time.

NOTE 5. PREFERRED STOCK

In June 2005, Entergy Mississippi issued 1,200,000 shares of $25 par value 6.25% Series Preferred Stock, all of which are outstanding as of September 30, 2005. The dividends are cumulative and payable quarterly beginning November 1, 2005. The preferred stock is redeemable on or after July 1, 2010, at Entergy Mississippi's option, at the call price of $25 per share. The proceeds from this issuance were used in the third quarter of 2005 to redeem all $20 million of Entergy Mississippi's $100 par value 8.36% Series Preferred Stock and all $10 million of Entergy Mississippi's $100 par value 7.44% Series Preferred Stock.

NOTE 6. STOCK-BASED COMPENSATION PLANS

Entergy grants stock options, which are described more fully in Note 7 to the consolidated financial statements in the Form 10-K. Effective January 1, 2003, Entergy prospectively adopted the fair value based method of accounting for stock options prescribed by SFAS 123, "Accounting for Stock-Based Compensation." Prior to 2003, Entergy applied the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. Awards under Entergy's plans vest over three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. There is no pro forma effect for the third quarter 2005 and the nine months ended September 30, 2005 because all non-vested awards are accounted for at fair value. Stock-based compensation expense included in earnings applicable to common stock, net of related tax effects, for the third quarter 2005 and nine months ended September 30, 2005 is $2.0 million and $5.8 million, respectively. The following table illustrates the effect on net income and earnings per share for 2004 if Entergy would have historically applied the fair value based method of accounting to stock-based employee compensation.
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004

Earnings applicable to common stock	$282,244	$754,587
Add: Stock-based compensation expense included in earnings applicable to common stock, net of related tax effects	1,389	3,752
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	4,271	12,398

Pro forma earnings applicable to common stock	$279,362	$745,941

Earnings per average common share:
Basic	$1.24	$3.30
Basic - pro forma	$1.23	$3.26

Diluted	$1.22	$3.24
Diluted - pro forma	$1.21	$3.20

NOTE 7. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Components of Net Pension Cost

Entergy's pension cost, including amounts capitalized, for the third quarters of 2005 and 2004, included the following components:

	2005	2004
	(In Thousands)

Service cost - benefits earned during the period	$20,250	$18,742
Interest cost on projected benefit obligation	40,254	35,889
Expected return on assets	(40,989)	(37,833)
Amortization of transition asset	(165)	(190)
Amortization of prior service cost	1,125	1,229
Amortization of loss	10,497	5,152
Net pension costs	$30,972	$22,989

Entergy's pension cost, including amounts capitalized, for the nine months ended September 30, 2005 and 2004, included the following components:
	2005	2004
	(In Thousands)

Service cost - benefits earned during the period	$62,271	$55,156
Interest cost on projected benefit obligation	115,222	105,801
Expected return on assets	(118,552)	(113,585)
Amortization of transition asset	(497)	(572)
Amortization of prior service cost	3,736	3,941
Amortization of loss	25,109	13,750
Net pension costs	$87,289	$64,491

Components of Net Other Postretirement Benefit Cost

Entergy's other postretirement benefit cost, including amounts capitalized, for the third quarters of 2005 and 2004, included the following components:

	2005	2004
	(In Thousands)

Service cost - benefits earned during the period	$9,447	$7,572
Interest cost on APBO	12,441	12,649
Expected return on assets	(4,338)	(4,140)
Amortization of transition obligation	(1,257)	227
Amortization of prior service cost	(4,881)	(1,315)
Amortization of loss	7,479	5,356
Net other postretirement benefit cost	$18,891	$20,349

Entergy's other postretirement benefit cost, including amounts capitalized, for the nine months ended September 30, 2005 and 2004, included the following components:

	2005	2004
	(In Thousands)

Service cost - benefits earned during the period	$27,863	$25,043
Interest cost on APBO	39,443	38,745
Expected return on assets	(13,065)	(12,343)
Amortization of transition obligation	(1,778)	616
Amortization of prior service cost	(8,859)	(2,833)
Amortization of loss	21,224	16,527
Net other postretirement benefit cost	$64,828	$65,755

Employer Contributions

Entergy previously disclosed in the Form 10-K that it expected to contribute $185.9 million to its pension plans in 2005. Entergy has elected to make additional contributions of $67.4 million to the plan for a total of $253.3 million for 2005. As of September 30, 2005, Entergy contributed $146.2 million to its pension plans. Therefore, Entergy presently anticipates contributing an additional $107.1 million to fund its pension plans in 2005 and early 2006 in accordance with recent pension funding relief issued by the IRS.

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

Based on actuarial analysis, the estimated impact of future Medicare subsidies reduced the December 31, 2004 Accumulated Postretirement Benefit Obligation by $151 million, and reduced the third quarter 2005 and 2004 other postretirement benefit cost by $5.7 million and $5.5 million, respectively. It reduced the nine months ended September 30, 2005 and September 30, 2004 other postretirement benefit cost by $18.6 million and $12.1 million, respectively. Refer to Note 10 to the consolidated financial statements in the Form 10-K for further discussion.

NOTE 8. BUSINESS SEGMENT INFORMATION

Entergy's reportable segments as of September 30, 2005 are U.S. Utility and Non-Utility Nuclear. "All Other" includes the parent company, Entergy Corporation, and other business activity, including the Energy Commodity Services segment, the Competitive Retail Services business, and earnings on the proceeds of sales of previously-owned businesses. The Energy Commodity Services segment was presented as a reportable segment prior to 2005, but it did not meet the quantitative thresholds for a reportable segment in 2004 and, with the sale of Entergy-Koch's businesses in 2004, management does not expect the Energy Commodity Services segment to meet the quantitative thresholds in the foreseeable future. The 2004 information in the table below has been restated to include the Energy Commodity Services segment in the All Other column. As a result of the Entergy New Orleans bankruptcy filing, Entergy has discontinued the consolidation of Entergy New Orleans retroactive to January 1, 2005, and is reporting Entergy New Orleans results under the equity method of accounting in the U.S. Utility segment.

Entergy's segment financial information for the third quarters of 2005 and 2004 is as follows:

	U. S. Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2005
Operating Revenues	$2,503,000	$360,777	$288,074	($22,120)	$3,129,731
Equity in earnings of
unconsolidated equity affiliates	6,417	-	2,002	-	8,419
Income Taxes (Benefit)	185,594	41,018	(8,355)	-	218,257
Net Income (Loss)	304,459	69,253	(17,324)	-	356,388

2004
Operating Revenues	$2,423,366	$350,343	$206,949	($17,077)	$2,963,581
Equity in earnings (loss) of
unconsolidated equity affiliates	-	-	(72,015)	-	(72,015)
Income Taxes	161,477	45,108	(31,809)	-	174,776
Net Income (Loss)	263,851	63,713	(39,517)	-	288,047

Entergy's segment financial information for the nine months ended September 30, 2005 and 2004 is as follows:

	U. S. Utility	Non-Utility Nuclear*	All Other*	Eliminations	Consolidated
	(In Thousands)
2005
Operating Revenues	$6,289,865	$1,052,058	$665,796	($58,112)	$7,949,607
Equity in earnings of
unconsolidated equity affiliates	20,045	-	1,967	-	22,012
Income Taxes (Benefit)	363,212	127,164	(30,261)	-	460,115
Net Income	617,745	205,495	4,075	-	827,315
Total Assets	24,243,609	4,893,308	3,629,739	(2,799,914)	29,966,742

2004
Operating Revenues	$6,199,528	$1,033,936	$516,616	($49,852)	$7,700,228
Equity in earnings (loss) of
unconsolidated equity affiliates	-	-	(31,908)	-	(31,908)
Income Taxes (Benefit)	358,007	129,441	(40,480)	-	446,968
Net Income (Loss)	586,157	195,541	(9,623)	-	772,075
Total Assets	22,652,954	4,481,272	3,230,296	(1,426,593)	28,937,929

Businesses marked with * are sometimes referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation. Eliminations are primarily intersegment activity.

NOTE 9. OTHER TEMPORARY INVESTMENTS

The consolidated balance sheet as of December 31, 2004 reflects a reclassification from cash and cash equivalents to other temporary investments of $188 million of instruments used in Entergy's cash management program. A corresponding change was made to the consolidated statement of cash flows for the nine months ended September 30, 2004 resulting in reductions of $47 million and $185 million in the amounts presented as cash and cash equivalents as of September 30, 2004 and December 31, 2003. This reclassification is to present certain highly-liquid auction rate securities as short-term investments rather than as cash equivalents due to the stated tenor of the maturities of these investments. Entergy actively invests its available cash balance in financial instruments, which prior to September 2005 included auction rate securities that have stated maturities of 20 years or more. The auction rate securities provided a high degree of liquidity through features such as 7 and 28 day auctions that allow for the redemption of the securities at their face amount plus earned interest. Because Entergy intended to sell these instruments within one year or less, typically within 28 days of the balance sheet date, they are classified as current assets. As of September 30, 2005, Entergy no longer holds any of these auction rate securities.

NOTE 10. ENTERGY NEW ORLEANS BANKRUPTCY PROCEEDING

On September 23, 2005, Entergy New Orleans filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Louisiana seeking reorganization relief under the provisions of Chapter 11 of the United States Bankruptcy Code (Case No. 05-17697). Entergy New Orleans continues to operate its business as a debtor-in-possession under the jurisdiction of the bankruptcy court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the bankruptcy court.

On September 26, 2005, Entergy New Orleans, as borrower, and Entergy Corporation, as lender, entered into the Debtor-in-Possession (DIP) credit agreement, a debtor-in-possession credit facility to provide funding to Entergy New Orleans during its business restoration efforts. The credit facility provides for up to $200 million in loans on an interim basis pending final bankruptcy court approval of the DIP credit agreement. The bankruptcy court originally authorized $100 million in interim borrowing under the facility, and increased the authorization to $200 million on October 26, 2005. The facility provides the ability for Entergy New Orleans to request funding from Entergy Corporation, but the decision to lend money is at the sole discretion of Entergy Corporation. The SEC has authorized Entergy New Orleans to borrow up to $150 million under the DIP credit agreement. In October 2005, Entergy Corporation and Entergy New Orleans requested an order from the SEC to increase the authorization to $200 million. Management expects the SEC to issue an order increasing the authorization in early December 2005. The bankruptcy court also issued orders allowing Entergy New Orleans to pay certain pre-petition vendors deemed critical to its restoration efforts and allowing Entergy New Orleans to pay certain pre-petition wages, employee benefits, and employment-related taxes. Entergy Corporation provided $60 million to Entergy New Orleans on September 26, 2005 under the DIP Credit Agreement to enable Entergy New Orleans to meet its near-term obligations in its restoration effort, including payments under certain purchased power and gas supply agreements. The bankruptcy court scheduled a hearing for December 7, 2005 to consider entry of an order granting final approval of the DIP Credit Agreement, including the priority and lien status of the indebtedness under that agreement.

Because of the effects of Hurricane Katrina, on September 23, 2005, Entergy New Orleans filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Louisiana seeking reorganization relief under the provisions of Chapter 11 of the United States Bankruptcy Code (Case No. 05-17697). Entergy owns 100 percent of the common stock of Entergy New Orleans, has continued to supply operating management, and has provided debtor-in-possession financing to Entergy New Orleans and, accordingly, believes these factors represent significant influence over Entergy New Orleans. However, uncertainties surrounding the nature, timing, and specifics of the bankruptcy proceedings have caused Entergy to deconsolidate Entergy New Orleans and reflect Entergy New Orleans' financial results under the equity method of accounting retroactive to January 1, 2005. Because Entergy owns all of the common stock of Entergy New Orleans, this change will not affect the amount of net income Entergy records resulting from Entergy New Orleans' operations for any current or prior period, but will result in Entergy New Orleans' net income for 2005 being presented as "Equity in earnings (loss) of unconsolidated equity affiliates" rather than its results being included in each individual income statement line item, as is the case for periods prior to 2005. Entergy reviewed the value of its investment in Entergy New Orleans to determine if an impairment had occurred as a result of the storm, the flood, the power outages, restoration costs and changes in customer load. Entergy determined that as of September 30, 2005, no impairment had occurred because, as discussed above, management believes that recovery is probable.  Entergy will continue to assess the carrying value of its investment in Entergy New Orleans as developments occur in Entergy New Orleans' recovery efforts.

Entergy's results of operations for the three and nine months ended September 30, 2005 include $53 million and $139 million, respectively, in operating revenues and $26 million and $107 million, respectively, in purchased power from transactions with Entergy New Orleans.  As stated above, however, because Entergy owns all of the common stock of Entergy New Orleans, the deconsolidation of Entergy New Orleans does not affect the amount of net income Entergy records resulting from Entergy New Orleans' operations.

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

ENTERGY ARKANSAS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2005 Compared to Third Quarter 2004

Net income increased $24.4 million primarily due to higher net revenue, higher other income, and lower other operation and maintenance expenses.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net income increased $42.1 million primarily due to higher net revenue and other income, partially offset by higher other operation and maintenance expenses.

Net Revenue

Third Quarter 2005 Compared to Third Quarter 2004

Net revenue, which is Entergy Arkansas' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the third quarter of 2005 to the third quarter of 2004.
Amount
(In Millions)

2004 net revenue	$297.4
Volume/weather	37.9
Capacity costs	(4.4)
Net wholesale revenue	(5.6)
Other	(0.1)
2005 net revenue	$325.2

The volume/weather variance is primarily due to an increase in electricity usage totaling 742 GWh in all sectors.

The capacity costs variance is primarily due to higher capacity related costs including the revision of reserve equalization payments between Entergy companies due to a FERC ruling regarding the inclusion of interruptible loads in reserve equalization calculations.

The net wholesale revenue variance is primarily due to lower margins on wholesale contracts.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to an increase in volume/weather, as discussed above, and an increase of $28.3 million in fuel cost recovery revenues due to an increase in the energy cost recovery rider effective April 2005.

Fuel and purchased power expenses increased primarily due to an increase in the market price of purchased power, partially offset by decreased deferred fuel expense resulting primarily from higher fuel and purchased power costs. Fuel, fuel-related expenses, and gas purchased for resale is a credit for the three months ended September 30, 2005 due to a large under-recovery of fuel costs, which results in a credit to deferred fuel expense. See Note 2 to the domestic utility companies and System Energy financial statements for a discussion of the proposed recovery of Entergy Arkansas' deferred fuel costs.

Other regulatory charges increased primarily due:

  to an increase of $7.1 million due to the over-recovery of Grand Gulf costs due to an increase in the Grand Gulf rider effective January 2005; and
  the amortization of $2.2 million of the transition to competition regulatory asset. The regulatory asset is being amortized by the amount collected through the Transition Cost rider beginning with the first billing cycle in October 2004 and ending with the last billing cycle of January 2006, resulting in no impact on net income.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net revenue, which is Entergy Arkansas' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2005 to the nine months ended September 30, 2004.

Amount
(In Millions)

2004 net revenue	$752.3
Volume/weather	45.4
Deferred fuel cost revisions	15.5
Net wholesale revenue	5.4
Late payment charges	3.7
Capacity costs	(6.2)
Other	(1.0)
2005 net revenue	$815.1

The volume/weather variance is primarily due to an increase in electricity usage totaling 887 GWh in all sectors.

The deferred fuel cost revisions variance is primarily due to a revised estimate of fuel costs filed for recovery at Entergy Arkansas in the March 2004 energy cost recovery rider, which reduced net revenue in the first quarter of 2004 by $11.5 million. The remainder of the variance is due to the 2004 energy cost recovery true-up, made in the first quarter of 2005, which increased net revenue by $4.0 million.

The net wholesale variance is primarily due to higher wholesale market prices and improved results related to co-owner contracts.

The late payment charges variance is primarily due to late payment charges which Entergy Arkansas began collecting from customers in July 2004.

The capacity costs variance is primarily due to higher capacity related costs including the revision of reserve equalization payments between Entergy companies due to a FERC ruling regarding the inclusion of interruptible loads in reserve equalization calculations.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to an increase of $51.4 million in fuel cost recovery revenues due to an increase in the energy cost recovery rider effective April 2005. The increase in volume/weather, net wholesale revenue, and late payment charges, as discussed above, also contributed to the increase.

Fuel and purchased power expenses increased primarily due to an increase in the market price of purchased power, partially offset by decreased deferred fuel expense resulting primarily from higher fuel and purchased power costs. See Note 2 to the domestic utility companies and System Energy financial statements for a discussion of the proposed recovery of Entergy Arkansas' deferred fuel costs.

Other regulatory charges increased primarily due:

  to an increase of $11.1 million due to the over-recovery of Grand Gulf costs due to an increase in the Grand Gulf rider effective January 2005; and
  the amortization of $5.3 million of the transition to competition regulatory asset. The regulatory asset is being amortized by the amount collected through the Transition Cost rider beginning with the first billing cycle in October 2004 and ending with the last billing cycle of January 2006, resulting in no impact on net income.

Other Income Statement Variances

Third Quarter 2005 Compared to Third Quarter 2004

Other operation and maintenance expenses decreased primarily due to:

  a decrease of $2.4 million related to proceeds received from the radwaste settlement discussed below in "Significant Factors and Known Trends - Central States Compact Claim;" and
  a decrease of $1.9 million in information technology costs.

Other income increased primarily due to:

  an increase of $4.9 million related to proceeds received from the radwaste settlement discussed below in "Significant Factors and Known Trends - Central States Compact Claim;"
  an increase of $3 million in miscellaneous - net primarily due to the write-off of disallowed transition to competition costs in 2004;
  an increase of $1.3 million in interest earned on decommissioning trust funds; and
  an increase of $0.8 million in interest earned on temporary cash investments and money pool investments.

The increase was partially offset by a decrease of $3.3 million in the allowance for equity funds used during construction due to an adjustment for prior years to include short-term debt in the calculation of the allowance for equity funds used during construction rate for the years 2001 through 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Other operation and maintenance expenses increased primarily due to an increase of $12.4 million in payroll and benefits costs, partially offset by a decrease of $3 million in information technology costs and a decrease of $2.4 million related to proceeds received from the radwaste settlement discussed below in "Significant Factors and Known Trends - Central States Compact Claim."

Other income increased primarily due to:

  an increase of $4.9 million related to proceeds received from the radwaste settlement discussed below in "Significant Factors and Known Trends - Central States Compact Claim;"
  an increase of $3.9 million in miscellaneous - net primarily due to the write-off of disallowed transition to competition costs in 2004;
  an increase of $3.2 million in interest earned on temporary cash investments and money pool investments; and
  an increase of $1.8 million in interest earned on decommissioning trust funds.

Income Taxes

The effective income tax rates for the third quarters of 2005 and 2004 were 37.4% and 36.4%, respectively. The effective income tax rates for the nine months ended September 30, 2005 and 2004 were 36.9% and 36.4%, respectively. The difference in the effective income tax rate for the third quarter of 2005 versus the federal statutory rate of 35.0% is primarily due to state income taxes, partially offset by book and tax differences related to utility plant items and the amortization of investment tax credits. The difference in the effective income tax rate for the nine months ended September 30, 2005 versus the federal statutory rate of 35.0% is primarily due to state income taxes, partially offset by a downward revision in the estimate of federal income tax expense related to tax depreciation, the amortization of investment tax credits, and book and tax differences related to the allowance for funds used during construction.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2005 and 2004 were as follows:
	2005	2004
	(In Thousands)

Cash and cash equivalents at beginning of period	$89,744	$8,834

Cash flow provided by (used in):
Operating activities	354,236	212,350
Investing activities	(304,380)	(198,145)
Financing activities	(124,746)	12,568
Net increase (decrease) in cash and cash equivalents	(74,890)	26,773

Cash and cash equivalents at end of period	$14,854	$35,607

Operating Activities

Cash flow from operations increased $141.9 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to money pool activity and an increase in net income. The increase was partially offset by higher income tax payments in 2005.

Entergy Arkansas' receivables from or (payables to) the money pool were as follows:

September 30, 2005	December 31, 2004	September 30, 2004	December 31, 2003
(In Thousands)

$31,277	$23,561	$40,064	($69,153)

Money pool activity used $7.7 million of Entergy Arkansas' operating cash flows in the nine months ended September 30, 2005 and used $109.2 million in the nine months ended September 30, 2004. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, in 2003, the domestic utility companies and System Energy filed, with the IRS, notification of a change in tax accounting method for their respective calculations of cost of goods sold. The adjustment implemented a simplified method of allocation of overhead to the production of electricity, which is provided under the IRS capitalization regulations.  The cumulative adjustment placing these companies on the new methodology resulted in a $1.13 billion deduction for Entergy Arkansas, a $630 million deduction for Entergy Gulf States, a $474 million deduction for Entergy Louisiana, a $126 million deduction for Entergy Mississippi, a $30 million deduction for Entergy New Orleans, and a $439 million deduction for System Energy on Entergy's 2003 income tax return.  Entergy's current estimates of the utilization through 2004 indicate that Entergy Arkansas realized $110 million, Entergy Louisiana realized $50 million, Entergy Mississippi realized $9 million, and System Energy realized $135 million in cash tax benefit from the method change.  The Internal Revenue Service has issued new proposed regulations effective in 2005 that may preclude most of the remaining benefit of this tax accounting method change. Although the estimates of the impacts of the new regulations are subject to change, Entergy Arkansas and System Energy are expected to pay approximately $50 million and $130 million, respectively, of the benefit realized through 2004, to other Entergy affiliates under the Entergy Tax Allocation Agreement over a four year period from 2006 through 2009 based upon the affiliates' taxable losses in those periods. However, no payment will be due to the Internal Revenue Service.

Investing Activities

Net cash flow used in investing activities increased $106.2 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to an increase of $91.4 million used for other regulatory investments as a result of fuel cost under-recoveries that have been deferred and are expected to be recovered over a period greater than twelve months.

Financing Activities

Financing activities used $124.7 million for the nine months ended September 30, 2005 compared to providing $12.6 million for the nine months ended September 30, 2004 primarily due to an $85 million borrowing made on Entergy Arkansas' 364-day credit facility during the nine months ended September 30, 2004, which provided cash in 2004. Entergy Arkansas had a net retirement of $54.8 million of long-term debt in 2005. See Note 3 to the domestic utility companies and System Energy financial statements for details of Entergy Arkansas' long-term debt activity in 2005.

Capital Structure

Entergy Arkansas' capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital percentage as of September 30, 2005 is primarily the result of an increase in shareholders' equity due to an increase in retained earnings.

	September 30, 2005	December 31, 2004

Net debt to net capital	47.5%	48.5%
Effect of subtracting cash from debt	0.2%	1.6%
Debt to capital	47.7%	50.1%

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt and shareholders' equity. Net capital consists of capital less cash and cash equivalents. Entergy Arkansas uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Arkansas' financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Arkansas' uses and sources of capital. Following are updates to the information provided in the Form 10-K.

In April 2005, Entergy Arkansas renewed its 364-day credit facility through April 30, 2006. In May 2005, Entergy Louisiana entered into a separate credit facility with the same lender. Entergy Arkansas and Entergy Louisiana can each borrow up to $85 million under their respective credit facilities, but at no time can the total amount borrowed under these facilities by the two companies combined exceed $85 million. There were no outstanding borrowings under the Entergy Arkansas credit facility as of September 30, 2005. The Entergy Louisiana facility had $40 million in outstanding borrowings as of September 30, 2005. Subsequent to the balance sheet date, Entergy Arkansas borrowed $45 million under its credit facility, therefore no capacity is available under either credit facility.

Entergy Arkansas issued long-term debt in 2005 as follows:
Issue Date	Description	Maturity	Amount
			(In Thousands)

January 2005	5.66% Series	February 2025	$175,000
March 2005	5.00% Series	January 2021	$45,000
May 2005	4.50% Series	June 2010	$100,000

Entergy Arkansas redeemed long-term debt in 2005 as follows:
Retirement Date	Description	Maturity	Amount
			(In Thousands)

February 2005	7.00% Series	October 2023	$175,000
April 2005	6.25% Series	January 2021	$45,000
July 2005	6.125% Series	July 2005	$100,000

The March 2005 issuance and the April 2005 retirement are not shown on the cash flow statement because the proceeds from the issuance were placed in a trust and never held as cash by Entergy Arkansas.

In September 2005, Entergy Arkansas purchased its $47 million of 5.05% Series Pope County bonds from the holders, pursuant to a mandatory tender provision, and has not remarketed the bonds at this time.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of utility restructuring, federal regulation and proceedings, market and credit risks, state and local rate regulatory risks, nuclear matters, and environmental risks. Following are updates to the information presented in the Form 10-K.

Federal Regulation

System Agreement Litigation

On June 1, 2005, the FERC issued a decision in the System Agreement litigation. The domestic utility companies historically have engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which has been approved by the FERC. The System Agreement litigation proceedings are described in the Form 10-K.

The FERC decision concluded, among other things, that:

  The System Agreement no longer roughly equalizes production costs among the domestic utility companies.
  In order to reach rough production cost equalization, the FERC will impose a bandwidth remedy allowing for a maximum spread of 22 percent (expressed by the FERC as +/- 11%) between the total annual production costs of the highest cost and lowest cost domestic utility companies.
  When calculating the production costs for this purpose, output from the Vidalia hydroelectric power plant will not reflect the actual Vidalia price for that year but will be priced at that year's average MSS-3 price, reducing the amount of Vidalia costs reflected in the comparison of the domestic utility companies' total production costs.
  The remedy ordered by FERC calls for no refunds and would be effective based on the calendar year 2006 production costs with the first potential reallocation payments, if required, expected to be made in 2007.

The FERC's June 2005 order would reallocate production costs of the domestic utility companies whose relative total production costs expressed as a percentage of Entergy System average production costs are outside an upper or lower bandwidth. This would be accomplished by payments from domestic utility companies whose production costs are more than 11% below Entergy System average production costs to domestic utility companies whose production costs are more than 11% above Entergy System average production costs. An assessment of the potential effects of the FERC's June 2005 order requires assumptions regarding the future total production cost of each domestic utility company, which assumptions include the mix of solid fuel and gas-fired generation available to each company and the costs of natural gas and purchased power.  Entergy Louisiana and Entergy Gulf States are more dependent upon gas-fired generation than Entergy Arkansas, Entergy Mississippi, or Entergy New Orleans. Of these, Entergy Arkansas is the least dependent upon gas-fired generation.  Therefore, increases in natural gas prices likely will increase the amount by which Entergy Arkansas' total production costs are below the average production costs of the domestic utility companies.  Considerable uncertainty exists regarding future gas prices. Annual average Henry Hub gas prices have varied significantly over recent years, ranging from $1.72/mmBtu to $5.85/mmBtu for the 1995-2004 period, and averaging $3.43/mmBtu during the ten-year period 1995-2004 and $4.58/mmBtu during the five-year period 2000-2004.  Recent market conditions have resulted in gas prices that have averaged $5.85/mmBtu for the twelve months ended December 2004. During the 12 month period July 1, 2004 to June 30, 2005, which is the annual period closest to the time that the FERC's order was issued, forward gas contracts for each of the next four years based on daily NYMEX close averaged $6.68/mmBtu (2006), $6.25/mmBtu (2007), $5.88/mmBtu (2008) and $5.58/mmBtu (2009). If the FERC's June 2005 order becomes final and if gas prices occur similar to the NYMEX average closing prices given, the following potential annual production cost reallocations among the domestic utility companies could result during the 2007-2010 period:
	Range of Annual Payments or (Receipts)	Average Annual Payment or (Receipt)
	(In Millions)

Entergy Arkansas	$143 to $210	$166
Entergy Gulf States	($134) to ($87)	($113)
Entergy Louisiana	($71) to ($10)	($38)
Entergy Mississippi	($28) to $0	($11)
Entergy New Orleans	($10) to $0	($4)

If natural gas prices deviate by $1/mmBtu up or down from the NYMEX average closing prices given above, it is expected that Entergy Arkansas' annual payments will change in the same direction by approximately $60 to $70 million.

Various pending motions for rehearing and clarification of the FERC's June 2005 order were filed by parties to the proceeding, including the LPSC, the APSC, the MPSC, and the City Council, and by Entergy Services, Inc., on behalf of the domestic utility companies. Among other things, the LPSC's motion urged the FERC to "clarify" that the FERC's order requires the payments and receipts, to the extent any are required, to be made in 2006 based on production costs incurred in 2004 and 2005. Entergy does not believe that this request for "clarification" is consistent with the FERC order and submitted a response urging the FERC to reject this interpretation and instead find that the annual remedy order by the FERC would be evaluated based on calendar year 2006 production costs, with the first potential payments/receipts, if any were required, made in 2007. On September 27, 2005 the LPSC filed a Petition for Writ of Mandamus with the U.S. Court of Appeals for the D.C. Circuit urging the appeals court to order the FERC to "implement a remedy no later than January 1, 2006," or to "at least clarify its ruling by November 15, 2005 concerning the effective date of the rate remedy provided in FERC's June 2005 order." The appeals court has requested the FERC respond to the petition by November 5, 2005 and has also granted requests of the APSC, MPSC, and the domestic utility companies to be authorized to submit a response by that date as well.

Management believes that any changes in the allocation of production costs resulting from the FERC's June 2005 order and related retail proceedings should result in similar rate changes for retail customers. The timing of recovery of these costs in rates could be the subject of additional proceedings before Entergy's retail regulators. Although the outcome and timing of the FERC and other proceedings cannot be predicted at this time, Entergy does not believe that the ultimate resolution of these proceedings will have a material effect on its financial condition or results of operations.

Transmission

See the Form 10-K for a discussion of the petition for declaratory order that Entergy filed with the FERC in January 2005 regarding Entergy's Independent Coordinator of Transmission (ICT) proposal. On March 22, 2005, the FERC issued a declaratory order concluding that: (1) because the Southwest Power Pool (SPP) was the only entity identified as potentially being selected as the ICT and because the SPP is already a "public utility" there was no need to rule on the question of whether the functions of the ICT, alone, would serve to make the ICT a "public utility;" (2) Entergy will continue to be the "transmission provider" for transmission service across its system and that "the presence of SPP as the ICT will not change the existing balance of jurisdiction between [the FERC] and Entergy's retail regulators;" and (3) the FERC "is prepared to grant Entergy's proposed transmission pricing proposal on a two-year experimental basis, subject to certain enhancement and monitoring and reporting conditions." The enhancements referred to by the FERC involve more fully specifying the responsibilities and duties of the ICT, including defining the ICT's role in the preparation of various transmission expansion plans and the performance of studies related to the granting of transmission or interconnection service. Before Entergy's ICT proposal can be implemented, however, Entergy is required to submit further filings with the FERC regarding the modifications and clarifications to the ICT proposal.

On April 8, 2005 several intervenors filed an Emergency Request for Clarification and Request for Expedited Commission Action seeking to have the FERC: (1) clarify the ICT's role in administering the Available Flowgate Capacity (AFC) methodology; (2) clarify the ICT's role in developing the transmission base plan; (3) clarify what the FERC meant when it required Entergy to provide firm transmission rights to customers that pay for supplemental transmission upgrades; and (4) clarify and confirm following Entergy's filing that the FERC will assess SPP's status as being independent of Entergy.

On April 21, 2005 Entergy filed a request for clarification or rehearing of the FERC's March 22 declaratory order requesting that the FERC clarify the respective role of Entergy and the ICT in developing the inputs or criteria used to create the base plan and in preparing certain studies regarding system expansion. The request for clarification further requests that the FERC clarify that the initial two-year period will commence with the actual start date of ICT operations. In the event that the FERC denies Entergy's request for clarification, then Entergy will seek rehearing on these issues. However, in its request, Entergy requested that FERC not rule on these issues at this time but, instead, that the FERC wait to evaluate these issues until such time as Entergy has filed the more detailed tariff sheets and protocols in its subsequent filing to implement the ICT. A joint request for rehearing of the ICT declaratory order was also filed by the City Council, the LPSC, and the MPSC in which the retail regulators expressed their concerns that the findings reached in the declaratory order may result in an expansion of authority of the ICT "that is unnecessary to achieve the [FERC's] goals and is very likely to result in significant increases in the start-up and operational costs of the ICT." The retail regulators request that the FERC not act on their request for rehearing until Entergy has submitted its filing to implement the ICT. The intervenors filed a separate request for rehearing on April 21, 2005 urging the FERC to impose additional conditions on the approval of the ICT and also re-urging the FERC to reject the pricing proposal contained in the ICT proposal.

On May 12, 2005 the FERC issued an order clarifying certain aspects of its March 22 order. In the May 12 order, the FERC indicated that (1) Entergy is to work with the ICT and Entergy's stakeholders to develop procedures by which the ICT will calculate AFCs; (2) Entergy must specifically define the transmission rights that a customer that pays for supplemental upgrades will receive for such payments; (3) the FERC will review the ICT's contract to ensure that the ICT can perform its functions in an independent manner even if SPP is chosen as the ICT; and (4) the initial two-year period will start once the ICT becomes operational.

On May 27, 2005, the domestic utility companies filed the enhanced ICT proposal with the FERC. Entergy believes that the filing is consistent with the FERC guidance received in both the FERC's March 22 and May 12 orders on the ICT. Among other things, the enhanced ICT filing states that the ICT will (1) grant or deny transmission service on the domestic utility companies' transmission system; (2) administer the domestic utility companies' OASIS node for purposes of processing and evaluating transmission service requests and ensuring compliance with the domestic utility companies' obligation to post transmission-related information; (3) develop a base plan for the domestic utility companies' transmission system that will result in the ICT making the determination on whether something should be rolled into the domestic utility companies' transmission rates or directly assigned to the customer requesting or causing an upgrade to be constructed; (4) serve as the reliability coordinator for the Entergy transmission system; and (5) oversee the operation of the weekly procurement process. The enhanced ICT proposal clarifies the rights that customers receive when they fund a supplemental upgrade and also contains a detailed methodology describing the process by which the ICT will evaluate interconnection-related investments already made on the Entergy System for purposes of determining the future allocation of the uncredited portion of these investments.

On June 3, 2005 a group of generators filed with the FERC a request that the FERC schedule a technical conference on the enhanced ICT proposal in order for Entergy to provide additional information on the enhanced ICT proposal. In response, a stakeholder meeting was held in New Orleans on June 30, 2005. Interventions, protests, and comments were filed by interested parties on August 5, 2005. Entergy filed a response to the various pleadings on August 22, 2005. As discussed below in "Available Flowgate Capacity Proceedings," on October 31, 2005 the domestic utility companies notified parties to the ICT proceeding of the potential loss of historical data related to Entergy's calculation of available transfer capability for its transmission system.

In addition, as discussed in the Form 10-K, Entergy Louisiana and Entergy Gulf States have filed an application with the LPSC requesting that the LPSC find that the ICT proposal is a prudent and appropriate course of action. An LPSC hearing on the ICT proposal was held during the week of October 16, 2005. Post-hearing briefs are currently scheduled to be filed on November 7, 2005, with reply briefs scheduled to be filed November 14, 2005.

Available Flowgate Capacity Proceedings

See the Form 10-K for a discussion of proceedings at the FERC involving Entergy's Available Flowgate Capacity (AFC) methodology. On March 22, 2005, the FERC issued an order contemporaneously with the ICT declaratory order discussed above that holds the AFC hearing in abeyance pending action on Entergy's upcoming ICT filing. The order holding the hearing in abeyance further indicated that it would cancel the hearing when the ICT begins to perform its functions. On April 8, 2005 several intervenors filed Emergency Motions for Interim Relief and Expedited Commission Action requesting that, during the interim period before the implementation of the ICT, the FERC (1) institute an audit process to examine and modify Entergy's current AFC process; and (2) require SPP to become involved in the AFC stakeholder process and order certain modifications to Entergy's stakeholder process. The audit process being proposed by the intervenors would not involve an independent auditor, but instead would be an investigation performed by a representative from the intervenors, Entergy, and possibly SPP.  On April 25, 2005, Entergy filed its response to the emergency motion urging the FERC to reject the intervenors' request for the "audit" because the type of investigation proposed by the intervenors would be neither independent nor fair and would only distract from the implementation of the ICT.  Instead, Entergy has proposed that the ICT conduct an independent review of the AFC process and procedures as part of its transition to assuming the identified ICT responsibilities, including the calculation of the AFCs.  Entergy further indicated that it would welcome SPP's participation in the current stakeholder process. On April 21, 2005, the intervenors filed a separate request for rehearing arguing that the FERC must allow the AFC hearing to proceed in parallel with the establishment of the ICT. See "Transmission" above for further discussion of AFC.

On October 31, 2005, the domestic utility companies notified participants in the ICT proceeding that certain historic data related to the hourly AFC models may have been inadvertently lost due to errors in the implementation of a data archiving process. The data at issue is certain hourly AFC data for the nine-month period April 27, 2004 through January 31, 2005. Although Entergy is continuing to pursue all avenues for recovery and retrieval of the historic hourly data, it is difficult to predict whether and to what extent these efforts will ultimately be successful. Since discovering the potential loss of data, the domestic utility companies have taken steps to ensure that these errors cannot recur and to ensure that the current AFC hourly data, including the hourly data from February 1, 2005 forward, is adequately protected and retained. Entergy self-reported the event to the FERC's Office of Market Oversight and Investigations and is providing information to the investigation staff concerning this event. Additionally, Entergy will request that the ICT review the current process for retaining AFC-related data as part of its independent review discussed above.

Federal Legislation

The Energy Policy Act of 2005 became law in August 2005. The legislation contains electricity provisions that, among other things:

  Repeal the Public Utility Holding Company Act of 1935 (PUHCA), effective February 8, 2006, six months after enactment of the Energy Policy Act. As a registered holding company system, Entergy is subject to PUHCA. Some of the more significant effects of PUHCA are that it limits the operations of a registered holding company system to a single, integrated public utility system; regulates transactions among affiliates within a holding company system; governs the issuance, acquisition, and disposition of securities and assets by registered holding companies and their subsidiaries; limits the entry by registered holding companies and their subsidiaries into businesses other than electric or gas utility businesses; and requires SEC approval for certain utility mergers and acquisitions. Certain consumer protection authorities were transferred to the FERC, including new authority over utility mergers and acquisitions, and to the state or local regulatory commissions.
  Codifies the concept of participant funding, a form of cost allocation for transmission interconnections and upgrades, and allows FERC to apply participant funding in all regions of the country. Participant funding helps ensure that a utility's native load customers only bear the costs that are necessary to provide reliable transmission service to them and not bear costs required by generators who seek to deliver power to other regions.
  Provides financing benefits, including loan guarantees and production tax credits, for new nuclear plant construction, and reauthorizes the Price-Anderson Act, the law that provides an umbrella of insurance protection for the payment of public liability claims in the event of a major nuclear power plant incident.
  Revises current tax law treatment of nuclear decommissioning trust funds by allowing regulated and nonregulated taxpayers to make deductible contributions to fund the entire amount of estimated future decommissioning costs.
  Provides a more rapid tax depreciation schedule for transmission assets to encourage investment.
  Creates mandatory electricity reliability guidelines with enforceable penalties to help ensure that the nation's power transmission grid is kept in good repair and that disruptions in the electricity system are minimized.  Entergy already voluntarily complies with National Electricity Reliability Council standards, which are similar to the guidelines mandated by the Energy Policy Act of 2005.
  Establishes conditions for the elimination of the Public Utility Regulatory Policy Act's (PURPA) mandatory purchase obligation from qualifying facilities.

The Energy Power Act requires several rulemakings by the FERC and other government agencies in order to implement its provisions. Therefore, it will be some time before a full assessment of its effect on Entergy and the energy industry can be completed. FERC has proposed rules to implement the repeal of PUHCA. The Energy Policy Act of 2005 requires that these rules be adopted by December 8, 2005. Among other matters, the proposed rules cover the maintenance and retention of books and records and accounting, the allocation of costs for non-power goods or services provided by affiliated service companies and the appropriate pricing mechanism for those goods and services, and the effect of the savings provision in the Energy Policy Act of 2005 which permits continued reliance on certain PUHCA rules and orders after the effective date of PUHCA repeal. In Entergy's response in the FERC rulemaking proceeding, Entergy indicated that (a) FERC should only require the maintenance and retention of those books and records that are relevant to costs incurred by, and the jurisdictional rates of, electric utility and natural gas companies, as specified in the Energy Policy Act of 2005, (b) FERC should not require, but instead permit, the filing with FERC of affiliate cost allocation agreements for non-power goods and services and the price for those goods and services should be the SEC's cost standard under PUHCA and (c) under the savings provision, certain orders issued by the SEC under PUHCA with a term past February 8, 2006 (the date PUHCA repeal is effective) should continue to be in effect until the end of the term in the order.

Central States Compact Claim

The Low-Level Radioactive Waste Policy Act of 1980 holds each state responsible for disposal of low-level radioactive waste originating in that state, but allows states to participate in regional compacts to fulfill their responsibilities jointly.  Arkansas and Louisiana participate in the Central Interstate Low-Level Radioactive Waste Compact (Central States Compact or Compact).  Commencing in early 1988, Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana made a series of contributions to the Central States Compact to fund the Central States Compact's development of a low-level radioactive waste disposal facility to be located in Boyd County, Nebraska.  In December 1998, Nebraska, the host state for the proposed Central States Compact disposal facility, denied the compact's license application for the proposed disposal facility.  Several parties, including the commission that governs the compact (the Compact Commission), filed a lawsuit against Nebraska seeking damages resulting from Nebraska's denial of the proposed facility's license.  After a trial, the U.S. District Court concluded that Nebraska violated its good faith obligations regarding the proposed waste disposal facility and rendered a judgment against Nebraska in the amount of $151 million.  In August 2004, Nebraska agreed to pay the Compact $141 million in settlement of the judgment. In July 2005, the Compact Commission decided to distribute a substantial portion of the proceeds from the settlement to the nuclear power generators that had contributed funding for the Boyd County facility, including Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana. On August 1, 2005, Nebraska paid $145 million, including interest, to the Compact, and the Compact distributed from the settlement proceeds $23.6 million to Entergy Arkansas, $19.9 million to Entergy Gulf States, and $19.4 million to Entergy Louisiana.  The proceeds were first applied to the existing regulatory asset, with the remainder causing an increase in pre-tax earnings of $7.4 million at Entergy Arkansas.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Arkansas' accounting for nuclear decommissioning costs, unbilled revenue, and pension and other postretirement benefits. The following is an update to the information provided in the Form 10-K.

Nuclear Decommissioning Costs

In the third quarter of 2005, Entergy Arkansas recorded a revision to its estimated decommissioning cost liability for ANO 2 in accordance with the receipt of approval by the NRC of Entergy Arkansas' application for a life extension for the unit. The revised estimate resulted in an $87.2 million reduction in its decommissioning liability, offset by a corresponding reduction in the related regulatory asset.

Recently Issued Accounting Pronouncements

In the first quarter 2005, FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 requires companies to recognize at fair value a liability for a conditional asset retirement obligation when incurred, which is generally upon an asset's acquisition, construction, development, or through its normal operation. A conditional asset retirement obligation is generally a legal obligation to incur costs to remove an asset or part of an asset, such as an obligation to comply with environmental regulations and requirements. The obligation is conditional because there is currently no legal requirement to retire or remove the facility that the affected asset is a part of. FIN 47 requires that uncertainty about the timing or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information becomes available. FIN 47 will be effective for Entergy no later than December 31, 2005. Entergy does not believe that the adoption of FIN 47 will be material to its financial position or results of operations because it estimates that any conditional asset retirement obligations required to be recognized under FIN 47 would be offset by a regulatory asset because of the expected recovery of these future costs in rates.

ENTERGY ARKANSAS, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$556,445	$481,103	$1,373,902	$1,250,072

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	(25,857)	46,546	57,558	141,649
Purchased power	249,023	141,147	496,554	371,303
Nuclear refueling outage expenses	7,256	6,328	20,592	18,118
Other operation and maintenance	91,719	96,125	283,275	274,781
Decommissioning	7,566	7,851	23,925	24,920
Taxes other than income taxes	9,465	10,062	29,353	28,356
Depreciation and amortization	52,022	53,081	151,822	153,018
Other regulatory charges (credits) - net	8,121	(3,947)	4,737	(15,217)
TOTAL	399,315	357,193	1,067,816	996,928

OPERATING INCOME	157,130	123,910	306,086	253,144

OTHER INCOME
Allowance for equity funds used during construction	511	3,781	7,961	8,428
Interest and dividend income	9,490	1,718	18,860	6,729
Miscellaneous - net	(598)	(3,631)	(1,277)	(5,178)
TOTAL	9,403	1,868	25,544	9,979

INTEREST AND OTHER CHARGES
Interest on long-term debt	19,002	19,818	59,752	59,335
Other interest - net	2,947	1,162	5,171	3,211
Allowance for borrowed funds used during construction	(2,943)	(1,988)	(6,679)	(4,568)
TOTAL	19,006	18,992	58,244	57,978

INCOME BEFORE INCOME TAXES	147,527	106,786	273,386	205,145

Income taxes	55,159	38,842	100,797	74,649

NET INCOME	92,368	67,944	172,589	130,496

Preferred dividend requirements and other	1,944	1,944	5,832	5,832

EARNINGS APPLICABLE TO
COMMON STOCK	$90,424	$66,000	$166,757	$124,664

See Notes to Respective Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)

OPERATING ACTIVITIES
Net income	$172,589	$130,496
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges (credits) - net	4,737	(15,217)
Depreciation, amortization, and decommissioning	175,747	177,938
Deferred income taxes and investment tax credits	38,755	57,454
Changes in working capital:
Receivables	(87,623)	(78,342)
Fuel inventory	(4,728)	(1,467)
Accounts payable	29,891	(76,547)
Taxes accrued	23,821	18,226
Interest accrued	1,814	4,135
Deferred fuel costs	1,537	5,629
Other working capital accounts	3,088	(3,747)
Provision for estimated losses and reserves	(2,749)	(8,540)
Changes in other regulatory assets	51,251	16,108
Other	(53,894)	(13,776)
Net cash flow provided by operating activities	354,236	212,350

INVESTING ACTIVITIES
Construction expenditures	(196,591)	(184,041)
Allowance for equity funds used during construction	7,961	8,428
Nuclear fuel purchases	(62,404)	(8,101)
Proceeds from sale/leaseback of nuclear fuel	62,404	8,101
Decommissioning trust contributions and realized
change in trust assets	(7,756)	(5,927)
Other regulatory investments	(107,994)	(16,605)
Net cash flow used in investing activities	(304,380)	(198,145)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	272,702	-
Retirement of long-term debt	(327,516)	-
Changes in short-term borrowings	-	85,000
Dividends paid:
Common stock	(64,100)	(66,600)
Preferred stock	(5,832)	(5,832)
Net cash flow provided by (used in) financing activities	(124,746)	12,568

Net increase (decrease) in cash and cash equivalents	(74,890)	26,773

Cash and cash equivalents at beginning of period	89,744	8,834

Cash and cash equivalents at end of period	$14,854	$35,607

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$56,332	$53,847
Income taxes	$33,766	($5,400)

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
ASSETS
September 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$4,605	$7,133
Temporary cash investments - at cost,
which approximates market	10,249	82,611
Total cash and cash equivalents	14,854	89,744
Accounts receivable:
Customer	162,304	87,131
Allowance for doubtful accounts	(11,680)	(11,039)
Associated companies	73,230	72,472
Other	70,599	72,425
Accrued unbilled revenues	85,802	71,643
Total accounts receivable	380,255	292,632
Deferred fuel costs	113,825	7,368
Accumulated deferred income taxes	-	27,306
Fuel inventory - at average cost	9,026	4,298
Materials and supplies - at average cost	85,924	85,076
Deferred nuclear refueling outage costs	22,292	16,485
Prepayments and other	6,970	6,154
TOTAL	633,146	529,063

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	11,208	11,208
Decommissioning trust funds	397,399	383,784
Non-utility property - at cost (less accumulated depreciation)	1,450	1,453
Other	2,976	2,976
TOTAL	413,033	399,421

UTILITY PLANT
Electric	6,190,088	6,124,359
Property under capital lease	14,709	17,500
Construction work in progress	278,907	226,172
Nuclear fuel under capital lease	100,001	93,855
Nuclear fuel	18,570	12,201
TOTAL UTILITY PLANT	6,602,275	6,474,087
Less - accumulated depreciation and amortization	2,862,369	2,753,525
UTILITY PLANT - NET	3,739,906	3,720,562

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	83,541	101,658
Other regulatory assets	340,883	400,174
Other	43,787	42,514
TOTAL	468,211	544,346

TOTAL ASSETS	$5,254,296	$5,193,392

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$ -	$147,000
Accounts payable:
Associated companies	57,184	68,829
Other	132,490	89,896
Customer deposits	44,802	41,639
Taxes accrued	10,455	35,874
Accumulated deferred income taxes	16,463	-
Interest accrued	23,190	21,376
Obligations under capital leases	50,957	49,816
Other	27,044	19,648
TOTAL	362,585	474,078

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,152,427	1,121,623
Accumulated deferred investment tax credits	65,114	68,452
Obligations under capital leases	63,753	61,538
Other regulatory liabilities	73,221	67,362
Decommissioning	429,474	492,745
Accumulated provisions	32,228	34,977
Long-term debt	1,296,760	1,191,763
Other	232,690	237,447
TOTAL	3,345,667	3,275,907

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	116,350	116,350
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2005
and 2004	470	470
Paid-in capital	591,107	591,127
Retained earnings	838,117	735,460
TOTAL	1,546,044	1,443,407

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,254,296	$5,193,392

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 217	$ 178	$ 39	22
Commercial	107	93	14	15
Industrial	108	92	16	17
Governmental	5	5	-	-
Total retail	437	368	69	19
Sales for resale
Associated companies	52	63	(11)	(17)
Non-associated companies	58	49	9	18
Other	9	1	8	800
Total	$ 556	$ 481	$ 75	16

Billed Electric Energy
Sales (GWh):
Residential	2,550	2,188	362	17
Commercial	1,773	1,615	158	10
Industrial	2,046	1,831	215	12
Governmental	86	79	7	9
Total retail	6,455	5,713	742	13
Sales for resale
Associated companies	901	1,848	(947)	(51)
Non-associated companies	1,077	1,232	(155)	(13)
Total	8,433	8,793	(360)	(4)

	Nine Months Ended		Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 476	$ 424	$ 52	12
Commercial	257	231	26	11
Industrial	264	237	27	11
Governmental	13	13	-	-
Total retail	1,010	905	105	12
Sales for resale
Associated companies	157	172	(15)	(9)
Non-associated companies	158	141	17	12
Other	49	32	17	53
Total	$ 1,374	$ 1,250	$ 124	10

Billed Electric Energy
Sales (GWh):
Residential	5,921	5,508	413	7
Commercial	4,327	4,101	226	6
Industrial	5,430	5,192	238	5
Governmental	220	210	10	5
Total retail	15,898	15,011	887	6
Sales for resale
Associated companies	3,877	5,033	(1,156)	(23)
Non-associated companies	3,249	3,765	(516)	(14)
Total	23,024	23,809	(785)	(3)

ENTERGY GULF STATES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Rita and Hurricane Katrina

In August and September 2005, Hurricanes Katrina and Rita hit Entergy Gulf States' service territory in the Texas and Louisiana jurisdictions. The storms resulted in power outages, significant damage to distribution, transmission, generation and gas infrastructure, and the loss of sales and customers due to mandatory evacuations. Total restoration costs for the repair or replacement of Entergy Gulf States' electric and gas facilities damaged by Hurricanes Katrina and Rita and business continuity costs are estimated to be in the range of $394 to $542 million, the majority of which is due to Hurricane Rita. Entergy plans to pursue a broad range of initiatives to recover storm restoration and business continuity costs and incremental losses. Initiatives include obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for Hurricane Rita as well as Hurricane Katrina, and pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies.

Entergy Gulf States has recorded accruals for the estimated storm restoration costs.  As of September 30, 2005, Entergy Gulf States recorded an increase of $166.9 million in construction work in progress and $227.1 million in other regulatory assets, with a corresponding increase of $394 million in accounts payable.  In accordance with its accounting policies, and based on historic treatment of such costs in its service territories and communications with local regulators, Entergy Gulf States recorded these assets because management believes that recovery through some form of regulatory mechanism is probable. Because Entergy has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs and incremental losses it may ultimately recover, or the timing of such recovery.

As a result of the temporary power outages associated with the hurricanes in the affected service territory, revenues were lower and receivable collections were significantly lower than normal in September 2005. Entergy Gulf States plans to pursue a broad range of initiatives to recover storm restoration costs. Initiatives include obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for Hurricane Rita as well as Hurricane Katrina, and pursuing recovery through existing or new rate mechanisms regulated by the FERC, the PUCT, and the LPSC. Entergy Gulf States is unable to predict the degree of success it may have in these initiatives, the amount of restoration costs and incremental losses it may recover, or the timing of such recovery.

Entergy's non-nuclear property insurance program provides coverage up to $400 million on an Entergy system-wide basis, subject to a $20 million per occurrence self-insured retention, for all risks coverage for direct physical loss or damage, including boiler and machinery breakdown.  Covered property generally includes power plants, substations, facilities, inventories, and gas distribution-related properties. Excluded property generally includes above-ground transmission and distribution lines, poles, and towers. The primary property program (excess of the deductible) is placed through Oil Insurance Limited ($250 million layer) with the excess program ($150 million layer) placed on a quota share basis through Underwriters at Lloyds (50%) and Hartford Steam Boiler Inspection and Insurance Company (50%).  There is an aggregation limit of $1 billion for all parties insured by OIL for any one occurrence. Coverage is in place for Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy Gulf States, and Entergy New Orleans. Entergy is currently evaluating the amount of the covered losses for Entergy and each of the affected domestic utility companies.

Results of Operations

Net Income

Third Quarter 2005 Compared to Third Quarter 2004

Net income increased $22.6 million primarily due to higher net revenue and lower operation and maintenance expenses, partially offset by lower miscellaneous income.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net income decreased $7.1 million primarily due to higher other operation and maintenance expenses and lower miscellaneous income, partially offset by higher net revenue, higher interest income, lower interest expense, and a lower effective income tax rate.

Net Revenue

Third Quarter 2005 Compared to Third Quarter 2004

Net revenue, which is Entergy Gulf States' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the third quarter of 2005 to the third quarter of 2004.
Amount
(In Millions)

2004 net revenue	$329.7
Price applied to unbilled electric sales	26.4
Fuel recovery revenues	7.4
Rate refund provisions	4.5
Net wholesale revenue	(7.3)
Other	1.3
2005 net revenue	$362.0

The price applied to unbilled electric sales variance is due to an increase in the fuel cost component of the price applied to unbilled sales in 2005. The fuel cost component is higher because of an increase in natural gas costs. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues.

The fuel recovery revenues variance resulted from a change in the mix of customers in the allocation of fuel charges.

The rate refund provisions variance is due to provisions recorded in the third quarter 2004 for potential rate actions and refunds.

The net wholesale revenue variance is primarily due to lower margins on sales to municipal and co-op customers.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to increases of:

  $51.7 million in gross wholesale revenue due to increased sales to affiliated systems and municipals and co-op customers;
  $36.4 million in fuel cost recovery revenues due to higher fuel rates; and
  $26.4 million in the price applied to unbilled electric sales, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in the market prices of natural gas and purchased power.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net revenue, which is Entergy Gulf States' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2005 to the nine months ended September 30, 2004.
Amount
(In Millions)

2004 net revenue	$888.8
Price applied to unbilled electric sales	29.7
Rate refund provisions	10.5
Net wholesale revenue	(12.2)
Volume/weather	(5.3)
Other	(5.0)
2005 net revenue	$906.5

The price applied to unbilled electric sales variance is due to an increase in the fuel cost component of the price applied to unbilled sales in 2005. The fuel cost component is higher because of an increase in natural gas costs. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues.

The rate refund provisions variance is due to provisions recorded in 2004 for potential rate actions and refunds.

The net wholesale revenue variance is primarily due to lower margins on sales to municipal and co-op customers.

The volume/weather variance is primarily due to decreased usage during the unbilled sales period. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues. The decrease was partially offset by more favorable weather on billed sales which increased a total of 415 GWh in the residential and commercial sectors.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to increases of:

  $133.9 million in fuel cost recovery revenues due to higher fuel rates;
  $62.9 million in gross wholesale revenue primarily due to increased sales to affiliated systems and municipals and co-op customers; and
  $29.7 million in the price applied to unbilled electric sales, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in the market prices of natural gas and purchased power.

Other Income Statement Variances

Third Quarter 2005 Compared to Third Quarter 2004

Other operation and maintenance expenses decreased $19.5 million primarily due to:

  a decrease of $13.3 million related to proceeds received from the radwaste settlement discussed below in "Significant Factors and Known Trends - Central States Compact Claim;" and
  a decrease of $1.8 million as a result of lower injuries and damages reserves in 2005 coupled with higher injuries and damages reserves in 2004.

Interest and dividend income increased $5.4 million primarily due to proceeds received from the radwaste settlement discussed below in "Significant Factors and Known Trends - Central States Compact Claim."

Miscellaneous income - net decreased $24.9 million primarily due to a revision in 2004 to the estimated decommissioning cost liability for River Bend in accordance with a new decommissioning cost study that reflected a life extension for the plant. For the portion of River Bend not subject to cost-based ratemaking, the revised estimate resulted in the elimination of the asset retirement cost that had been recorded at the time of adoption of SFAS 143 with the remainder recorded as miscellaneous income of $27.7 million.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Other operation and maintenance expenses increased $10.0 million primarily due to increases of:

  $12.5 million in generation expenses primarily due to both planned off-peak and unplanned maintenance outages at nuclear and fossil plants; and
  $8.6 million in payroll and benefits costs.

The increase was partially offset by a decrease of $13.3 million related to proceeds received from the radwaste settlement discussed below in "Significant Factors and Known Trends - Central States Compact Claim."

Depreciation and amortization expense increased $4.9 million primarily due to an increase in plant in service as well as an adjustment in 2004 to the salvage value of certain depreciable assets.

Miscellaneous income - net decreased $36.8 million primarily due to:

  a revision in 2004 to the estimated decommissioning cost liability for River Bend in accordance with a new decommissioning cost study that reflected a life extension for the plant. For the portion of River Bend not subject to cost-based ratemaking, the revised estimate resulted in the elimination of the asset retirement cost that had been recorded at the time of adoption of SFAS 143 with the remainder recorded as miscellaneous income of $27.7 million; and
  a reduction in 2004 in the loss provision of $10.1 million for an environmental clean-up site.

Interest and dividend income increased $5.2 million primarily due to proceeds received from the radwaste settlement discussed below in "Significant Factors and Known Trends - Central States Compact Claim."

Interest on long-term debt decreased $9.1 million primarily due to the retirement of $292 million of First Mortgage Bonds in 2004.

Income Taxes

The effective income tax rates for the third quarters of 2005 and 2004 were 35.8% and 38.1%, respectively. The difference in the effective income tax rate for the third quarter of 2004 versus the federal statutory rate of 35% is primarily due to state income taxes and book and tax differences related to utility plant items, partially offset by the amortization of investment tax credits.

The effective income tax rates for the nine months ended September 30, 2005 and 2004 were 34.6% and 36.8%, respectively. The difference in the effective income tax rate for the nine months ended September 30, 2004 versus the federal statutory rate of 35% is primarily due to state income taxes, partially offset by the amortization of investment tax credits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2005 and 2004 were as follows:
	2005	2004
	(In Thousands)

Cash and cash equivalents at beginning of period	$6,974	$206,030

Cash flow provided by (used in):
Operating activities	155,448	503,662
Investing activities	(305,177)	(263,690)
Financing activities	146,269	(434,920)
Net decrease in cash and cash equivalents	(3,460)	(194,948)

Cash and cash equivalents at end of period	$3,514	$11,082

Operating Activities

Cash flow from operations decreased $348.2 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to:

  a decrease in the recovery of deferred fuel costs and the collection of receivables because of the effects of Hurricanes Katrina and Rita;
  money pool activity, which provided $53.1 million of Entergy Gulf States' operating cash flows for the nine months ended September 30, 2005 compared to providing $170.1 million for the nine months ended September 30, 2004;
  the refund of $76 million to retail electricity customers per the March 2005 settlement approved by the LPSC; and
  tax payments of $14.5 million.

Entergy Gulf States' receivables from or (payables to) the money pool were as follows:

September 30, 2005	December 31, 2004	September 30, 2004	December 31, 2003
(In Thousands)

($112,857)	($59,720)	($100,722)	$69,354

As of November 4, 2005, Entergy Gulf States' money pool payable has increased to $143.4 million. Entergy Gulf States' short-term indebtedness, including its money pool borrowings, is limited to $340 million by an SEC order. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

In addition to storm restoration costs, Hurricanes Katrina and Rita have had three impacts that have affected Entergy Gulf States' liquidity position. The Entergy New Orleans bankruptcy caused fuel and gas suppliers to increase their scrutiny of the remaining domestic utility companies with the concern that one of them could suffer similar impacts, particularly after Hurricane Rita. As a result, some suppliers began requiring accelerated payments and decreased credit lines. The hurricanes damaged certain gas supply lines, thereby decreasing the number of potential suppliers. Finally, the hurricanes exacerbated a market run up in natural gas and power prices, thereby increasing Entergy Gulf States' accounts payable, which consumed available credit lines more quickly. Entergy managed through these events, adequately supplied Entergy Gulf States with fuel and power, and expects to have adequate liquidity and credit to continue supplying Entergy Gulf States with fuel and power.

As discussed in the Form 10-K, in 2003, the domestic utility companies and System Energy filed, with the IRS, notification of a change in tax accounting method for their respective calculations of cost of goods sold. The adjustment implemented a simplified method of allocation of overhead to the production of electricity, which is provided under the IRS capitalization regulations.  The cumulative adjustment placing these companies on the new methodology resulted in a $1.13 billion deduction for Entergy Arkansas, a $630 million deduction for Entergy Gulf States, a $474 million deduction for Entergy Louisiana, a $126 million deduction for Entergy Mississippi, a $30 million deduction for Entergy New Orleans, and a $439 million deduction for System Energy on Entergy's 2003 income tax return.  Entergy's current estimates of the utilization through 2004 indicate that Entergy Arkansas realized $110 million, Entergy Louisiana realized $50 million, Entergy Mississippi realized $9 million, and System Energy realized $135 million in cash tax benefit from the method change.  The Internal Revenue Service has issued new proposed regulations effective in 2005 that may preclude most of the remaining benefit of this tax accounting method change. Although the estimates of the impacts of the new regulations are subject to change, Entergy Arkansas and System Energy are expected to pay approximately $50 million and $130 million, respectively, of the benefit realized through 2004, to other Entergy affiliates under the Entergy Tax Allocation Agreement over a four year period from 2006 through 2009 based upon the affiliates' taxable losses in those periods. However, no payment will be due to the Internal Revenue Service.

Investing Activities

Net cash used in investing activities increased $41.5 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to an increase in under-recovered fuel and purchased power expenses of $54.6 million in Texas that have been deferred and are expected to be collected over a period greater than twelve months and the maturity in 2004 of $23.6 million of other investments that provided cash in 2004. The increase was offset by a decrease in construction expenditures of $31.3 million primarily related to additional transmission reliability projects in 2004.

Financing Activities

Financing activities provided cash of $146.3 million for the nine months ended September 30, 2005 compared to using cash of $434.9 million for the nine months ended September 30, 2004 primarily due to the issuance of $585 million of First Mortgage Bonds in 2005. See "Uses and Sources of Capital" below for tables of Entergy Gulf States' long-term debt issuances and retirements.

Capital Structure

Entergy Gulf States' capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2005	December 31, 2004

Net debt to net capital	53.9%	53.1%
Effect of subtracting cash from debt	0.1%	-
Debt to capital	54.0%	53.1%

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, preferred stock with sinking fund, and long-term debt, including the currently maturing portion. Capital consists of debt and shareholders' equity. Net capital consists of capital less cash and cash equivalents. Entergy Gulf States uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Gulf States' financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Gulf States' uses and sources of capital. Following is an update to the information provided in the Form 10-K.

Entergy has announced a new financing plan intended to provide adequate liquidity and capital resources to Entergy and its subsidiaries while storm restoration cost recovery is pursued. The plan, which Entergy expects to implement over the next several months, includes the expected issuance of new long-term debt by Entergy Gulf States and funding of $300 million provided by Entergy Corporation to Entergy Gulf States.

As a result of Hurricanes Katrina and Rita, Entergy Gulf States is currently reassessing its planned levels of construction and other capital investments. Significant construction expenditures are expected due to the restoration and replacement of damaged equipment and assets.

The following table lists First Mortgage Bonds issued by Entergy Gulf States in 2005:
Issue Date	Description	Maturity	Amount
			(In Thousands)

February 2005	6.18% Series	March 2035	$85,000
May 2005	5.7% Series	June 2015	200,000
July 2005	5.12% Series	August 2010	100,000
September 2005	Libor + .75% Series	October 2006	200,000

The following table lists long-term debt retired by Entergy Gulf States thus far in 2005:
Retirement Date	Description	Maturity	Amount
			(In Thousands)

March 2005	8.75% Series Junior Subordinated Deferrable Interest Debentures	March 2046	$87,629
May 2005	9.0% West Feliciana Parish bonds	May 2015	45,000
May 2005	7.5% West Feliciana Parish bonds	May 2015	41,600
June 2005	7.7% West Feliciana Parish bonds	December 2014	94,000
August 2005	6.77% Series First Mortgage Bonds	August 2005	98,000

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of transition to retail competition, federal regulation and proceedings, state and local rate regulatory risk, industrial, commercial, and wholesale customers, market and credit risks, nuclear matters, environmental risks, and litigation risks. Following are updates to the information provided in the Form 10-K.

State and Local Rate Regulation

In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues for Entergy Gulf States and Entergy Louisiana. The settlement resulted in credits of $76 million to retail electricity customers in Entergy Gulf States' Louisiana service territory. The settlement dismissed Entergy Gulf States' fourth, fifth, sixth, seventh, and eighth annual earnings reviews, Entergy Gulf States' ninth post-merger earnings review and revenue requirement analysis, the continuation of a fuel review for Entergy Gulf States, dockets established to consider issues concerning power purchases for the summers of 2001, 2002, 2003, and 2004, all prudence issues associated with decisions made through May 2005 related to the nuclear plant uprates at issue in these cases, and an LPSC docket concerning retail issues arising under the System Agreement. The settlement does not include the System Agreement case at FERC. In addition, Entergy Gulf States agreed not to seek recovery from customers of $2 million of excess refund amounts associated with the fourth through the eighth annual earnings reviews. The credits were issued in connection with April 2005 billings. Entergy Gulf States previously reserved for the approximate refund amounts.

The settlement includes the establishment of a three-year formula rate plan for Entergy Gulf States that, among other provisions, establishes an ROE mid-point of 10.65% for the initial three-year term of the plan and permits Entergy Gulf States to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside the allowed range of 9.9% to 11.4% will be allocated 60% to the customers and 40% to Entergy Gulf States. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Gulf States. Under the settlement, there was no change to Entergy Gulf States' retail rates at that time.

In June 2005, the Alliance for Affordable Energy and an individual plaintiff filed an appeal in the 19th Judicial District Court for the parish of East Baton Rouge, Louisiana. The plaintiffs allege that neither Entergy Gulf States nor the LPSC published notice that a formula rate plan was to be considered as part of the settlement and that the LPSC order should be set aside as null and void and without effect because the Louisiana Constitution requires that notice be published when a utility files a proposed rate schedule that would result in a change in rates. Management believes the plaintiffs' claim is without merit and expects to intervene in the proceeding to oppose the appeal. The LPSC has filed a motion to dismiss the appeal, which is pending. On October 14, 2005, Entergy Gulf States intervened in the case and filed exceptions seeking summary dismissal. A hearing on the exceptions filed by the LPSC and Entergy Gulf States was set for October 31, 2005, but was continued at the request of counsel for the plaintiffs.

In June 2005, Entergy Gulf States made its formula rate plan filing with the LPSC for the test year ending December 31, 2004. The filing shows a net revenue deficiency of $2.58 million indicating that no refund liability exists. The filing also indicates that a prospective rate increase of $23.8 million is required in order for Entergy Gulf States to earn the authorized ROE mid-point of 10.65%. A revision to the filing was made in September 2005 resulting in a $37.2 million base rate increase effective with the first billing cycle of October 2005. The base rate increase consists of two components. The first is a base rate increase of approximately $21.1 million due to the formula rate plan 2004 test year revenue requirement that reflects certain adjustments. The second component of the increase is the recovery of the annual revenue requirement of $16.1 million associated with the purchase of power from the Perryville power plant, which purchase was approved by the LPSC. Subject to the consideration of comments filed by the LPSC staff and intervenors in the third quarter 2005, additional rate changes associated with the formula rate plan may take effect with the first billing cycle in November 2005.  Any disputed issues will be subject to further investigation by the LPSC, with any resolution of such issues being made effective October 2005.

Entergy Gulf States filed with the PUCT in July 2005 a request for implementation of an incremental purchased capacity recovery rider, consistent with the recently passed Texas legislation discussed below under "Transition to Retail Competition." The rider requests $23.1 million annually in incremental revenues on a Texas retail basis which represents the incremental purchased capacity costs, including Entergy Gulf States' obligation to purchase power from Entergy Louisiana's recently acquired Perryville plant, over what is already in Entergy Gulf States' base rates. Entergy Gulf States reached an initial agreement with parties that the date upon which cost recovery and cost reconciliation would begin is September 1, 2005.  The September 1, 2005 agreed upon date for the beginning of the cost recovery and cost reconciliation as well as the requested amount and the processes for implementing the rider are subject to PUCT action and approval. If approved by the PUCT, the rider would be subject to semi-annual modifications and reconciliation in conjunction with Entergy Gulf States' fuel reconciliation proceedings. A further non-unanimous settlement was reached with most of the parties that allows for the rider to be implemented effective December 1, 2005 and collect $18 million annually. The settlement also provides for a fuel reconciliation to be filed by Entergy Gulf States by May 15, 2006 that will resolve the remaining issues in the case with the exception of the amount of purchased power in current base rates and the costs to which load growth is attributed, both of which were settled. The hearing with respect to the non-unanimous settlement, which was opposed by the Office of Public Utility Counsel, was conducted on October 19, 2005 before the ALJ who will issue a proposal for decision which could either recommend to the PUCT acceptance or rejection of the settlement. Also see "Transition to Retail Competition" below for discussion of the provisions in the Texas legislation regarding Entergy Gulf States' ability to file a general rate case and to file for recovery of transition to competition costs.

In July 2004, Entergy Gulf States filed with the LPSC an application for a change in its rates and charges seeking an increase of $9.1 million in gas base rates in order to allow Entergy Gulf States an opportunity to earn a fair and reasonable rate of return. In June 2005, the LPSC unanimously approved Entergy Gulf States' proposed settlement that includes a $5.8 million gas base rate increase effective the first billing cycle of July 2005 and a rate stabilization plan with an ROE mid-point of 10.5%.

Federal Regulation

System Agreement Litigation

On June 1, 2005, the FERC issued a decision in the System Agreement litigation. The domestic utility companies historically have engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which has been approved by the FERC. The System Agreement litigation proceedings are described in the Form 10-K.

The FERC decision concluded, among other things, that:

  The System Agreement no longer roughly equalizes production costs among the domestic utility companies.
  In order to reach rough production cost equalization, the FERC will impose a bandwidth remedy allowing for a maximum spread of 22 percent (expressed by the FERC as +/- 11%) between the total annual production costs of the highest cost and lowest cost domestic utility companies.
  When calculating the production costs for this purpose, output from the Vidalia hydroelectric power plant will not reflect the actual Vidalia price for that year but will be priced at that year's average MSS-3 price, reducing the amount of Vidalia costs reflected in the comparison of the domestic utility companies' total production costs.
  The remedy ordered by FERC calls for no refunds and would be effective based on the calendar year 2006 production costs with the first potential reallocation payments, if required, expected to be made in 2007.

The FERC's June 2005 order would reallocate production costs of the domestic utility companies whose relative total production costs expressed as a percentage of Entergy System average production costs are outside an upper or lower bandwidth. This would be accomplished by payments from domestic utility companies whose production costs are more than 11% below Entergy System average production costs to domestic utility companies whose production costs are more than 11% above Entergy System average production costs. An assessment of the potential effects of the FERC's June 2005 order requires assumptions regarding the future total production cost of each domestic utility company, which assumptions include the mix of solid fuel and gas-fired generation available to each company and the costs of natural gas and purchased power.  Entergy Louisiana and Entergy Gulf States are more dependent upon gas-fired generation than Entergy Arkansas, Entergy Mississippi, or Entergy New Orleans. Of these, Entergy Arkansas is the least dependent upon gas-fired generation.  Therefore, increases in natural gas prices likely will increase the amount by which Entergy Arkansas' total production costs are below the average production costs of the domestic utility companies.  Considerable uncertainty exists regarding future gas prices. Annual average Henry Hub gas prices have varied significantly over recent years, ranging from $1.72/mmBtu to $5.85/mmBtu for the 1995-2004 period, and averaging $3.43/mmBtu during the ten-year period 1995-2004 and $4.58/mmBtu during the five-year period 2000-2004.  Recent market conditions have resulted in gas prices that have averaged $5.85/mmBtu for the twelve months ended December 2004. During the 12 month period July 1, 2004 to June 30, 2005, which is the annual period closest to the time that the FERC's order was issued, forward gas contracts for each of the next four years based on daily NYMEX close averaged $6.68/mmBtu (2006), $6.25/mmBtu (2007), $5.88/mmBtu (2008) and $5.58/mmBtu (2009). If the FERC's June 2005 order becomes final and if gas prices occur similar to the NYMEX average closing prices given, the following potential annual production cost reallocations among the domestic utility companies could result during the 2007-2010 period:
	Range of Annual Payments or (Receipts)	Average Annual Payment or (Receipt)
	(In Millions)

Entergy Arkansas	$143 to $210	$166
Entergy Gulf States	($134) to ($87)	($113)
Entergy Louisiana	($71) to ($10)	($38)
Entergy Mississippi	($28) to $0	($11)
Entergy New Orleans	($10) to $0	($4)

If natural gas prices deviate by $1/mmBtu up or down from the NYMEX average closing prices given above, it is expected that Entergy Arkansas' annual payments will change in the same direction by approximately $60 to $70 million.

Various pending motions for rehearing and clarification of the FERC's June 2005 order were filed by parties to the proceeding, including the LPSC, the APSC, the MPSC, and the City Council, and by Entergy Services, Inc., on behalf of the domestic utility companies. Among other things, the LPSC's motion urged the FERC to "clarify" that the FERC's order requires the payments and receipts, to the extent any are required, to be made in 2006 based on production costs incurred in 2004 and 2005. Entergy does not believe that this request for "clarification" is consistent with the FERC order and submitted a response urging the FERC to reject this interpretation and instead find that the annual remedy order by the FERC would be evaluated based on calendar year 2006 production costs, with the first potential payments/receipts, if any were required, made in 2007. On September 27, 2005 the LPSC filed a Petition for Writ of Mandamus with the U.S. Court of Appeals for the D.C. Circuit urging the appeals court to order the FERC to "implement a remedy no later than January 1, 2006," or to "at least clarify its ruling by November 15, 2005 concerning the effective date of the rate remedy provided in FERC's June 2005 order." The appeals court has requested the FERC respond to the petition by November 5, 2005 and has also granted requests of the APSC, MPSC, and the domestic utility companies to be authorized to submit a response by that date as well.

Management believes that any changes in the allocation of production costs resulting from the FERC's June 2005 order and related retail proceedings should result in similar rate changes for retail customers. The timing of recovery of these costs in rates could be the subject of additional proceedings before Entergy's retail regulators. Although the outcome and timing of the FERC and other proceedings cannot be predicted at this time, Entergy does not believe that the ultimate resolution of these proceedings will have a material effect on its financial condition or results of operations.

See the Form 10-K for discussion of the proceeding that the LPSC commenced before itself regarding the System Agreement. As noted above in "State and Local Rate Regulation", the settlement of various issues involving Entergy Gulf States and Entergy Louisiana that was approved by the LPSC has resolved the System Agreement proceeding before the LPSC, which has been dismissed without prejudice.

Transmission

See the Form 10-K for a discussion of the petition for declaratory order that Entergy filed with the FERC in January 2005 regarding Entergy's Independent Coordinator of Transmission (ICT) proposal. On March 22, 2005, the FERC issued a declaratory order concluding that: (1) because the Southwest Power Pool (SPP) was the only entity identified as potentially being selected as the ICT and because the SPP is already a "public utility" there was no need to rule on the question of whether the functions of the ICT, alone, would serve to make the ICT a "public utility;" (2) Entergy will continue to be the "transmission provider" for transmission service across its system and that "the presence of SPP as the ICT will not change the existing balance of jurisdiction between [the FERC] and Entergy's retail regulators;" and (3) the FERC "is prepared to grant Entergy's proposed transmission pricing proposal on a two-year experimental basis, subject to certain enhancement and monitoring and reporting conditions." The enhancements referred to by the FERC involve more fully specifying the responsibilities and duties of the ICT, including defining the ICT's role in the preparation of various transmission expansion plans and the performance of studies related to the granting of transmission or interconnection service. Before Entergy's ICT proposal can be implemented, however, Entergy is required to submit further filings with the FERC regarding the modifications and clarifications to the ICT proposal.

On April 8, 2005 several intervenors filed an Emergency Request for Clarification and Request for Expedited Commission Action seeking to have the FERC: (1) clarify the ICT's role in administering the Available Flowgate Capacity (AFC) methodology; (2) clarify the ICT's role in developing the transmission base plan; (3) clarify what the FERC meant when it required Entergy to provide firm transmission rights to customers that pay for supplemental transmission upgrades; and (4) clarify and confirm following Entergy's filing that the FERC will assess SPP's status as being independent of Entergy.

On April 21, 2005 Entergy filed a request for clarification or rehearing of the FERC's March 22 declaratory order requesting that the FERC clarify the respective role of Entergy and the ICT in developing the inputs or criteria used to create the base plan and in preparing certain studies regarding system expansion. The request for clarification further requests that the FERC clarify that the initial two-year period will commence with the actual start date of ICT operations. In the event that the FERC denies Entergy's request for clarification, then Entergy will seek rehearing on these issues. However, in its request, Entergy requested that FERC not rule on these issues at this time but, instead, that the FERC wait to evaluate these issues until such time as Entergy has filed the more detailed tariff sheets and protocols in its subsequent filing to implement the ICT. A joint request for rehearing of the ICT declaratory order was also filed by the City Council, the LPSC, and the MPSC in which the retail regulators expressed their concerns that the findings reached in the declaratory order may result in an expansion of authority of the ICT "that is unnecessary to achieve the [FERC's] goals and is very likely to result in significant increases in the start-up and operational costs of the ICT." The retail regulators request that the FERC not act on their request for rehearing until Entergy has submitted its filing to implement the ICT. The intervenors filed a separate request for rehearing on April 21, 2005 urging the FERC to impose additional conditions on the approval of the ICT and also re-urging the FERC to reject the pricing proposal contained in the ICT proposal.

On May 12, 2005 the FERC issued an order clarifying certain aspects of its March 22 order. In the May 12 order, the FERC indicated that (1) Entergy is to work with the ICT and Entergy's stakeholders to develop procedures by which the ICT will calculate AFCs; (2) Entergy must specifically define the transmission rights that a customer that pays for supplemental upgrades will receive for such payments; (3) the FERC will review the ICT's contract to ensure that the ICT can perform its functions in an independent manner even if SPP is chosen as the ICT; and (4) the initial two-year period will start once the ICT becomes operational.

On May 27, 2005, the domestic utility companies filed the enhanced ICT proposal with the FERC. Entergy believes that the filing is consistent with the FERC guidance received in both the FERC's March 22 and May 12 orders on the ICT. Among other things, the enhanced ICT filing states that the ICT will (1) grant or deny transmission service on the domestic utility companies' transmission system; (2) administer the domestic utility companies' OASIS node for purposes of processing and evaluating transmission service requests and ensuring compliance with the domestic utility companies' obligation to post transmission-related information; (3) develop a base plan for the domestic utility companies' transmission system that will result in the ICT making the determination on whether something should be rolled into the domestic utility companies' transmission rates or directly assigned to the customer requesting or causing an upgrade to be constructed; (4) serve as the reliability coordinator for the Entergy transmission system; and (5) oversee the operation of the weekly procurement process. The enhanced ICT proposal clarifies the rights that customers receive when they fund a supplemental upgrade and also contains a detailed methodology describing the process by which the ICT will evaluate interconnection-related investments already made on the Entergy System for purposes of determining the future allocation of the uncredited portion of these investments.

On June 3, 2005 a group of generators filed with the FERC a request that the FERC schedule a technical conference on the enhanced ICT proposal in order for Entergy to provide additional information on the enhanced ICT proposal. In response, a stakeholder meeting was held in New Orleans on June 30, 2005. Interventions, protests, and comments were filed by interested parties on August 5, 2005. Entergy filed a response to the various pleadings on August 22, 2005. As discussed below in "Available Flowgate Capacity Proceedings," on October 31, 2005 the domestic utility companies notified parties to the ICT proceeding of the potential loss of historical data related to Entergy's calculation of available transfer capability for its transmission system.

In addition, as discussed in the Form 10-K, Entergy Louisiana and Entergy Gulf States have filed an application with the LPSC requesting that the LPSC find that the ICT proposal is a prudent and appropriate course of action. An LPSC hearing on the ICT proposal was held during the week of October 16, 2005. Post-hearing briefs are currently scheduled to be filed on November 7, 2005, with reply briefs scheduled to be filed November 14, 2005.

Available Flowgate Capacity Proceedings

See the Form 10-K for a discussion of proceedings at the FERC involving Entergy's Available Flowgate Capacity (AFC) methodology. On March 22, 2005, the FERC issued an order contemporaneously with the ICT declaratory order discussed above that holds the AFC hearing in abeyance pending action on Entergy's upcoming ICT filing. The order holding the hearing in abeyance further indicated that it would cancel the hearing when the ICT begins to perform its functions. On April 8, 2005 several intervenors filed Emergency Motions for Interim Relief and Expedited Commission Action requesting that, during the interim period before the implementation of the ICT, the FERC (1) institute an audit process to examine and modify Entergy's current AFC process; and (2) require SPP to become involved in the AFC stakeholder process and order certain modifications to Entergy's stakeholder process. The audit process being proposed by the intervenors would not involve an independent auditor, but instead would be an investigation performed by a representative from the intervenors, Entergy, and possibly SPP.  On April 25, 2005, Entergy filed its response to the emergency motion urging the FERC to reject the intervenors' request for the "audit" because the type of investigation proposed by the intervenors would be neither independent nor fair and would only distract from the implementation of the ICT.  Instead, Entergy has proposed that the ICT conduct an independent review of the AFC process and procedures as part of its transition to assuming the identified ICT responsibilities, including the calculation of the AFCs.  Entergy further indicated that it would welcome SPP's participation in the current stakeholder process. On April 21, 2005, the intervenors filed a separate request for rehearing arguing that the FERC must allow the AFC hearing to proceed in parallel with the establishment of the ICT. See "Transmission" above for further discussion of AFC.

On October 31, 2005, the domestic utility companies notified participants in the ICT proceeding that certain historic data related to the hourly AFC models may have been inadvertently lost due to errors in the implementation of a data archiving process. The data at issue is certain hourly AFC data for the nine-month period April 27, 2004 through January 31, 2005. Although Entergy is continuing to pursue all avenues for recovery and retrieval of the historic hourly data, it is difficult to predict whether and to what extent these efforts will ultimately be successful. Since discovering the potential loss of data, the domestic utility companies have taken steps to ensure that these errors cannot recur and to ensure that the current AFC hourly data, including the hourly data from February 1, 2005 forward, is adequately protected and retained. Entergy self-reported the event to the FERC's Office of Market Oversight and Investigations and is providing information to the investigation staff concerning this event. Additionally, Entergy will request that the ICT review the current process for retaining AFC-related data as part of its independent review discussed above.

Transition to Retail Competition

Texas

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory and Entergy Gulf States' independent organization request.

In June 2005, a Texas law was enacted which provides that:
  Entergy Gulf States is authorized by the legislation to proceed with a jurisdictional separation into two vertically integrated utilities, one subject solely to the retail jurisdiction of the LPSC and one subject solely to the retail jurisdiction of the PUCT;
  the portions of all prior PUCT orders requiring Entergy Gulf States to comply with any provisions of Texas law governing transition to retail competition are void;
  Entergy Gulf States must file a plan by January 1, 2006, identifying the power region(s) to be considered for certification and the steps and schedule to achieve certification;
  Entergy Gulf States must file a transition to competition plan no later than January 1, 2007, that would address how Entergy Gulf States intends to mitigate market power and achieve full customer choice, including potential construction of additional transmission facilities, generation auctions, generation capacity divestiture, reinstatement of a customer choice pilot project, establishment of a price to beat, and other measures;
  Entergy Gulf States' rates are subject to cost-of-service regulation until retail customer choice is implemented;
  Entergy Gulf States may not file a general base rate case in Texas before June 30, 2007, with rates effective no earlier than June 30, 2008, but may seek before then the annual recovery of certain incremental purchased power capacity costs, adjusted for load growth, not in excess of five percent of its annual base rate revenues (as discussed above in "State and Local Rate Regulation, " in July 2005, Entergy Gulf States filed a request for implementation of an incremental purchased capacity recovery rider); and
  Entergy Gulf States may recover over a period not to exceed 15 years reasonable and necessary transition to competition costs incurred before the effective date of the legislation and not previously recovered, with appropriate carrying charges.

As authorized by the legislation discussed above, in August 2005, Entergy Gulf States filed with the PUCT an application for recovery of its transition to competition costs. Entergy Gulf States requested recovery of $189 million in transition to competition costs through implementation of a 15-year rider to be effective no later than March 1, 2006. The $189 million represents transition to competition costs Entergy Gulf States incurred from June 1, 1999 through June 17, 2005 in preparing for competition in its service area, including attendant AFUDC, and all carrying costs projected to be incurred on the transition to competition costs through February 28, 2006. The $189 million is before any gross-up for taxes or carrying costs over the 15-year recovery period. This matter has been set for hearing beginning in February 2006, with a PUCT decision expected during the third quarter of 2006. In addition, the ALJ is scheduled to conduct a hearing on November 14, 2005 with respect to the proposed implementation on an interim rider which would become effective in March 2006 to collect transition to competition costs.

Retail-Louisiana

In November 2001, the LPSC decided not to move forward with retail open access for any customers at this time. The LPSC instead directed its staff to hold collaborative group meetings concerning open access from time to time, and to have the LPSC staff monitor developments in neighboring states and to report to the LPSC regarding the progress of retail access developments in those states. In September 2004, in response to a study performed by the Louisiana State University Center for Energy Studies that evaluated a limited industrial-only retail choice program, the LPSC asked the LPSC staff to solicit comments and obtain information from utilities, customers, and other interested parties concerning the potential costs and benefits of a limited choice program, the impact of such a program on other customers, as well as issues such as stranded costs and transmission service.  Comments from interested parties were filed with the LPSC in January 2005. A technical conference was held in April 2005 and in May 2005 interested parties filed reply comments to arguments made at the technical conference. Entergy stated that it believes that there is no new information or credible evidence that would justify altering the LPSC's previous conclusion that retail access is not in the public interest.

Jurisdictional Separation Plan

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of the LPSC proceedings regarding the proposed separation of Entergy Gulf States business into a Louisiana-based vertically integrated utility company and a Texas-based vertically integrated utility company. The hearing before the LPSC scheduled for late June 2005 was postponed until November 2005. In September 2005, Entergy Gulf States and the LPSC filed a joint motion to continue without date the procedural schedule in this matter due to Hurricane Katrina. The procedural schedule will be re-assessed no later than November 2005.

Federal Legislation

The Energy Policy Act of 2005 became law in August 2005. The legislation contains electricity provisions that, among other things:

  Repeal the Public Utility Holding Company Act of 1935 (PUHCA), effective February 8, 2006, six months after enactment of the Energy Policy Act. As a registered holding company system, Entergy is subject to PUHCA. Some of the more significant effects of PUHCA are that it limits the operations of a registered holding company system to a single, integrated public utility system; regulates transactions among affiliates within a holding company system; governs the issuance, acquisition, and disposition of securities and assets by registered holding companies and their subsidiaries; limits the entry by registered holding companies and their subsidiaries into businesses other than electric or gas utility businesses; and requires SEC approval for certain utility mergers and acquisitions. Certain consumer protection authorities were transferred to the FERC, including new authority over utility mergers and acquisitions, and to the state or local regulatory commissions.
  Codifies the concept of participant funding, a form of cost allocation for transmission interconnections and upgrades, and allows FERC to apply participant funding in all regions of the country. Participant funding helps ensure that a utility's native load customers only bear the costs that are necessary to provide reliable transmission service to them and not bear costs required by generators who seek to deliver power to other regions.
  Provides financing benefits, including loan guarantees and production tax credits, for new nuclear plant construction, and reauthorizes the Price-Anderson Act, the law that provides an umbrella of insurance protection for the payment of public liability claims in the event of a major nuclear power plant incident.
  Revises current tax law treatment of nuclear decommissioning trust funds by allowing regulated and nonregulated taxpayers to make deductible contributions to fund the entire amount of estimated future decommissioning costs.
  Provides a more rapid tax depreciation schedule for transmission assets to encourage investment.
  Creates mandatory electricity reliability guidelines with enforceable penalties to help ensure that the nation's power transmission grid is kept in good repair and that disruptions in the electricity system are minimized.  Entergy already voluntarily complies with National Electricity Reliability Council standards, which are similar to the guidelines mandated by the Energy Policy Act of 2005.
  Establishes conditions for the elimination of the Public Utility Regulatory Policy Act's (PURPA) mandatory purchase obligation from qualifying facilities.

The Energy Power Act requires several rulemakings by the FERC and other government agencies in order to implement its provisions. Therefore, it will be some time before a full assessment of its effect on Entergy and the energy industry can be completed. FERC has proposed rules to implement the repeal of PUHCA. The Energy Policy Act of 2005 requires that these rules be adopted by December 8, 2005. Among other matters, the proposed rules cover the maintenance and retention of books and records and accounting, the allocation of costs for non-power goods or services provided by affiliated service companies and the appropriate pricing mechanism for those goods and services, and the effect of the savings provision in the Energy Policy Act of 2005 which permits continued reliance on certain PUHCA rules and orders after the effective date of PUHCA repeal. In Entergy's response in the FERC rulemaking proceeding, Entergy indicated that (a) FERC should only require the maintenance and retention of those books and records that are relevant to costs incurred by, and the jurisdictional rates of, electric utility and natural gas companies, as specified in the Energy Policy Act of 2005, (b) FERC should not require, but instead permit, the filing with FERC of affiliate cost allocation agreements for non-power goods and services and the price for those goods and services should be the SEC's cost standard under PUHCA and (c) under the savings provision, certain orders issued by the SEC under PUHCA with a term past February 8, 2006 (the date PUHCA repeal is effective) should continue to be in effect until the end of the term in the order.

Central States Compact Claim

The Low-Level Radioactive Waste Policy Act of 1980 holds each state responsible for disposal of low-level radioactive waste originating in that state, but allows states to participate in regional compacts to fulfill their responsibilities jointly.  Arkansas and Louisiana participate in the Central Interstate Low-Level Radioactive Waste Compact (Central States Compact or Compact).  Commencing in early 1988, Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana made a series of contributions to the Central States Compact to fund the Central States Compact's development of a low-level radioactive waste disposal facility to be located in Boyd County, Nebraska.  In December 1998, Nebraska, the host state for the proposed Central States Compact disposal facility, denied the compact's license application for the proposed disposal facility.  Several parties, including the commission that governs the compact (the Compact Commission), filed a lawsuit against Nebraska seeking damages resulting from Nebraska's denial of the proposed facility's license.  After a trial, the U.S. District Court concluded that Nebraska violated its good faith obligations regarding the proposed waste disposal facility and rendered a judgment against Nebraska in the amount of $151 million.  In August 2004, Nebraska agreed to pay the Compact $141 million in settlement of the judgment. In July 2005, the Compact Commission decided to distribute a substantial portion of the proceeds from the settlement to the nuclear power generators that had contributed funding for the Boyd County facility, including Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana. On August 1, 2005, Nebraska paid $145 million, including interest, to the Compact, and the Compact distributed from the settlement proceeds $23.6 million to Entergy Arkansas, $19.9 million to Entergy Gulf States, and $19.4 million to Entergy Louisiana.  The proceeds were first applied to the existing regulatory asset, with the remainder causing an increase in pre-tax earnings of $16.7 million at Entergy Gulf States.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Gulf States' accounting for nuclear decommissioning costs, SFAS 143, the application of SFAS 71, unbilled revenue, and pension and other postretirement benefits.

Recently Issued Accounting Pronouncements

In the first quarter 2005, FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 requires companies to recognize at fair value a liability for a conditional asset retirement obligation when incurred, which is generally upon an asset's acquisition, construction, development, or through its normal operation. A conditional asset retirement obligation is generally a legal obligation to incur costs to remove an asset or part of an asset, such as an obligation to comply with environmental regulations and requirements. The obligation is conditional because there is currently no legal requirement to retire or remove the facility that the affected asset is a part of. FIN 47 requires that uncertainty about the timing or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information becomes available. FIN 47 will be effective for Entergy no later than December 31, 2005. Entergy does not believe that the adoption of FIN 47 will be material to its financial position or results of operations because it estimates that any conditional asset retirement obligations required to be recognized under FIN 47 would be offset by a regulatory asset because of the expected recovery of these future costs in rates.

ENTERGY GULF STATES, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$959,498	$831,377	$2,358,881	$2,118,031
Natural gas	12,342	9,253	51,729	46,908
TOTAL	971,840	840,630	2,410,610	2,164,939

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	212,135	249,603	579,980	559,277
Purchased power	399,904	263,553	932,012	725,610
Nuclear refueling outage expenses	4,778	4,503	13,374	10,868
Other operation and maintenance	91,044	110,564	324,165	314,198
Decommissioning	2,395	3,867	7,038	11,395
Taxes other than income taxes	32,660	31,001	92,135	88,058
Depreciation and amortization	51,851	51,924	151,192	146,253
Other regulatory credits - net	(2,199)	(2,223)	(7,901)	(8,701)
TOTAL	792,568	712,792	2,091,995	1,846,958

OPERATING INCOME	179,272	127,838	318,615	317,981

OTHER INCOME
Allowance for equity funds used during construction	3,670	4,140	12,675	9,187
Interest and dividend income	8,469	3,058	15,318	10,079
Miscellaneous - net	1,353	26,284	1,979	38,780
TOTAL	13,492	33,482	29,972	58,046

INTEREST AND OTHER CHARGES
Interest on long-term debt	28,397	29,361	84,835	93,900
Other interest - net	2,907	1,822	7,288	4,542
Allowance for borrowed funds used during construction	(2,134)	(3,076)	(7,637)	(6,843)
TOTAL	29,170	28,107	84,486	91,599

INCOME BEFORE INCOME TAXES	163,594	133,213	264,101	284,428

Income taxes	58,534	50,757	91,405	104,653

NET INCOME	105,060	82,456	172,696	179,775

Preferred dividend requirements and other	1,050	1,097	3,176	3,370

EARNINGS APPLICABLE TO
COMMON STOCK	$104,010	$81,359	$169,520	$176,405

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)

OPERATING ACTIVITIES
Net income	$172,696	$179,775
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(65,526)	12,406
Other regulatory credits - net	(7,901)	(8,701)
Depreciation, amortization, and decommissioning	158,230	157,648
Deferred income taxes and investment tax credits	72,183	21,796
Changes in working capital:
Receivables	(213,039)	(73,723)
Fuel inventory	(210)	3,934
Accounts payable	119,628	90,932
Taxes accrued	30,295	117,049
Interest accrued	1,178	(4,386)
Deferred fuel costs	(81,043)	57,680
Other working capital accounts	(17,127)	5,852
Provision for estimated losses and reserves	(929)	(12,253)
Changes in other regulatory assets	(41,488)	(2,427)
Other	28,501	(41,920)
Net cash flow provided by operating activities	155,448	503,662

INVESTING ACTIVITIES
Construction expenditures	(210,484)	(241,828)
Allowance for equity funds used during construction	12,675	9,187
Nuclear fuel purchases	(371)	(12,551)
Proceeds from sale/leaseback of nuclear fuel	481	12,549
Decommissioning trust contributions and realized
change in trust assets	(9,536)	(8,700)
Changes in other investments - net	2,629	23,579
Other regulatory investments	(100,571)	(45,926)
Net cash flow used in investing activities	(305,177)	(263,690)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	581,037	-
Retirement of long-term debt	(366,229)	(354,000)
Redemption of preferred stock	(3,450)	(3,450)
Dividends paid:
Common stock	(61,900)	(74,100)
Preferred stock	(3,189)	(3,370)
Net cash flow provided by (used in) financing activities	146,269	(434,920)

Net decrease in cash and cash equivalents	(3,460)	(194,948)

Cash and cash equivalents at beginning of period	6,974	206,030

Cash and cash equivalents at end of period	$3,514	$11,082

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$85,109	$97,688
Income taxes	$14,450	-

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
BALANCE SHEETS
ASSETS
September 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$3,102	$5,627
Temporary cash investments - at cost,
which approximates market	412	1,347
Total cash and cash equivalents	3,514	6,974
Accounts receivable:
Customer	269,623	124,801
Allowance for doubtful accounts	(2,377)	(2,687)
Associated companies	28,388	13,980
Other	53,077	40,697
Accrued unbilled revenues	178,838	137,719
Total accounts receivable	527,549	314,510
Deferred fuel costs	265,901	90,124
Accumulated deferred income taxes	-	14,339
Fuel inventory - at average cost	49,868	49,658
Materials and supplies - at average cost	106,363	101,922
Prepayments and other	44,055	20,556
TOTAL	997,250	598,083

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	305,317	290,952
Non-utility property - at cost (less accumulated depreciation)	93,806	94,052
Other	21,099	22,012
TOTAL	420,222	407,016

UTILITY PLANT
Electric	8,515,186	8,418,119
Natural gas	84,828	78,627
Construction work in progress	448,333	331,703
Nuclear fuel under capital lease	54,559	71,279
TOTAL UTILITY PLANT	9,102,906	8,899,728
Less - accumulated depreciation and amortization	4,042,295	4,047,182
UTILITY PLANT - NET	5,060,611	4,852,546

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	464,921	444,799
Other regulatory assets	510,297	285,017
Long-term receivables	17,420	23,228
Other	32,188	44,713
TOTAL	1,024,826	797,757

TOTAL ASSETS	$7,502,909	$6,655,402

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$ -	$98,000
Accounts payable:
Associated companies	218,465	153,069
Other	564,274	147,337
Customer deposits	58,690	53,229
Taxes accrued	14,353	22,882
Accumulated deferred income taxes	58,632	-
Nuclear refueling outage costs	10,817	-
Interest accrued	33,920	32,742
Obligations under capital leases	33,516	33,518
Other	14,434	19,912
TOTAL	1,007,101	560,689

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,598,196	1,533,804
Accumulated deferred investment tax credits	134,336	138,616
Obligations under capital leases	21,043	37,711
Other regulatory liabilities	59,304	34,009
Decommissioning and retirement cost liabilities	162,345	152,095
Transition to competition	79,098	79,098
Regulatory reserves	15,929	81,455
Accumulated provisions	69,584	66,875
Long-term debt	2,208,072	1,891,478
Preferred stock with sinking fund	13,950	17,400
Other	193,487	229,408
TOTAL	4,555,344	4,261,949

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	47,327	47,327
Common stock, no par value, authorized 200,000,000
shares; issued and outstanding 100 shares in 2005 and 2004	114,055	114,055
Paid-in capital	1,157,486	1,157,486
Retained earnings	620,802	513,182
Accumulated other comprehensive income	794	714
TOTAL	1,940,464	1,832,764

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,502,909	$6,655,402

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
STATEMENTS OF RETAINED EARNINGS AND COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended
	2005		2004
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$553,092		$483,836

Add: Net Income	105,060	$105,060	82,456	$82,456

Deduct:
Dividends declared on common stock	36,300		43,200
Preferred dividend requirements and other	1,050	1,050	1,097	1,097
	37,350		44,297

Retained Earnings - End of period	$620,802		$521,995

ACCUMULATED OTHER COMPREHENSIVE
INCOME (Net of Taxes):
Balance at beginning of period:
Accumulated derivative instrument fair value changes	$786		$4,168

Net derivative instrument fair value changes
arising during the period	8	8	(3,456)	(3,456)

Balance at end of period:
Accumulated derivative instrument fair value changes	$794		$712
Comprehensive Income		$104,018		$77,903

	Nine Months Ended
	2005		2004
	(In Thousands)
RETAINED EARNINGS
Retained Earnings - Beginning of period	$513,182		$419,690

Add: Net Income	172,696	$172,696	179,775	$179,775

Deduct:
Dividends declared on common stock	61,900		74,100
Preferred dividend requirements and other	3,176	3,176	3,370	3,370
	65,076		77,470

Retained Earnings - End of period	$620,802		$521,995

ACCUMULATED OTHER COMPREHENSIVE
INCOME (Net of Taxes):
Balance at beginning of period:
Accumulated derivative instrument fair value changes	$714		$3,912

Net derivative instrument fair value changes
arising during the period	80	80	(3,200)	(3,200)

Balance at end of period:
Accumulated derivative instrument fair value changes	$794		$712
Comprehensive Income		$169,600		$173,205

See Notes to Respective Financial Statements.

ENTERGY GULF STATES, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$330	$297	$33	11
Commercial	214	196	18	9
Industrial	257	263	(6)	(2)
Governmental	11	10	1	10
Total retail	812	766	46	6
Sales for resale
Associated companies	49	18	31	172
Non-associated companies	61	40	21	53
Other	37	7	30	429
Total	$959	$831	$128	15

Billed Electric Energy
Sales (GWh):
Residential	3,455	3,225	230	7
Commercial	2,526	2,443	83	3
Industrial	3,772	4,254	(482)	(11)
Governmental	120	111	9	8
Total retail	9,873	10,033	(160)	(2)
Sales for resale
Associated companies	785	617	168	27
Non-associated companies	936	653	283	43
Total	11,594	11,303	291	3

	Nine Months Ended		Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$700	$666	$34	5
Commercial	520	493	27	5
Industrial	725	708	17	2
Governmental	30	28	2	7
Total retail	1,975	1,895	80	4
Sales for resale
Associated companies	96	39	57	146
Non-associated companies	136	132	4	3
Other	152	52	100	192
Total	$2,359	$2,118	$241	11

Billed Electric Energy
Sales (GWh):
Residential	7,734	7,481	253	3
Commercial	6,452	6,290	162	3
Industrial	11,632	12,226	(594)	(5)
Governmental	334	325	9	3
Total retail	26,152	26,322	(170)	(1)
Sales for resale
Associated companies	2,080	1,167	913	78
Non-associated companies	2,200	2,659	(459)	(17)
Total	30,432	30,148	284	1

ENTERGY LOUISIANA, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Rita and Hurricane Katrina

In August and September 2005, Hurricane Katrina and Hurricane Rita, along with extensive flooding that resulted from levee breaks in and around Entergy Louisiana's service territory, caused catastrophic damage. The storms and flooding resulted in widespread power outages, significant damage to distribution, transmission, and generation infrastructure, and the loss of sales and customers due to mandatory evacuations and destruction of homes and businesses due to wind, rain, and extended periods of flooding. Total restoration costs for the repair and/or replacement of Entergy Louisiana's electric facilities damaged by Hurricanes Katrina and Rita and business continuity costs are estimated to be in the range of $355 to $415 million. These cost estimates do not include other potential incremental losses, such as the losses resulting from the loss of sales and customers.  Entergy plans to pursue a broad range of initiatives to recover storm restoration and business continuity costs and incremental losses. Initiatives include obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for Hurricane Rita as well as Hurricane Katrina, and pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies.

Entergy Louisiana has recorded accruals for the estimated storm restoration costs. As of September 30, 2005, Entergy Louisiana recorded an increase of $207.7 million in construction work in progress and $147.3 million in other regulatory assets, with a corresponding increase of $355 million in accounts payable. In accordance with its accounting policies, and based on historic treatment of such costs in its service territories and communications with local regulators, Entergy Louisiana recorded these assets because management believes that recovery through some form of regulatory mechanism is probable. Because Entergy has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs and incremental losses it may ultimately recover, or the timing of such recovery.

Entergy Louisiana has restored power to customers who can take service in certain areas of their service territory. Some customers in the most devastated areas, approximately 36,000 customers, are unable to accept electric service for a period of time that cannot be estimated. Annual non-fuel revenues associated with these customers are estimated to be $24 million. Entergy Louisiana's estimate of the revenue impact of customers who are currently unable to accept electric and gas service is subject to change, however, because of a range of uncertainties, in particular the timing of when individual customers will return to service. Restoration for many of these customers will follow major repairs or reconstruction of customer facilities, and will be contingent on validation by local authorities of habitability and electrical safety of customers' structures. As a result of the temporary power outages associated with the hurricanes in the affected service territory, Entergy Louisiana's revenues were lower and receivable collections were significantly lower than normal in September 2005. Revenues are expected to be lower for a period of time that cannot yet be estimated at Entergy Louisiana as a result of the 36,000 customers that are unable to accept electric service and the uncertainty of when customers who have electric service will return to their homes. The majority of these customers are residential, and the balance is primarily commercial. As reported in the Form 10-K, as of December 31, 2004 Entergy Louisiana had 662,000 customers.

Entergy's non-nuclear property insurance program provides coverage up to $400 million on an Entergy system-wide basis, subject to a $20 million per occurrence self-insured retention, for all risks coverage for direct physical loss or damage, including boiler and machinery breakdown.  Covered property generally includes power plants, substations, facilities, inventories, and gas distribution-related properties. Excluded property generally includes above-ground transmission and distribution lines, poles, and towers. The primary property program (excess of the deductible) is placed through Oil Insurance Limited ($250 million layer) with the excess program ($150 million layer) placed on a quota share basis through Underwriters at Lloyds (50%) and Hartford Steam Boiler Inspection and Insurance Company (50%).  There is an aggregation limit of $1 billion for all parties insured by OIL for any one occurrence. Coverage is in place for Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy Gulf States, and Entergy New Orleans. Entergy is currently evaluating the amount of the covered losses for Entergy and each of the affected domestic utility companies.

Results of Operations

Net Income

Third Quarter 2005 Compared to Third Quarter 2004

Net income decreased $2.6 million primarily due to lower net revenue, higher interest and other charges, and a higher effective income tax rate, substantially offset by lower other operation and maintenance expenses, lower depreciation and amortization expenses, and higher other income.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net income increased $8.4 million primarily due to higher net revenue, lower depreciation and amortization expenses, and higher other income, partially offset by higher interest and other charges.

Net Revenue

Third Quarter 2005 Compared to Third Quarter 2004

Net revenue, which is Entergy Louisiana's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the third quarter of 2005 to the third quarter of 2004.

Amount
(In Millions)

2004 net revenue	$257.2
Price applied to unbilled sales	(25.9)
Volume/weather	(12.3)
Reserve equalization	11.9
Net wholesale revenue	4.4
Other	1.1
2005 net revenue	$236.4

The price applied to unbilled sales variance is due to a decrease in the fuel cost component of the price applied to unbilled sales in 2005. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues.

The volume/weather variance is due to a total decrease of 753 GWh in weather-adjusted usage in all sectors primarily due to Hurricane Katrina and Hurricane Rita, partially offset by the effect of more favorable weather on billed sales in the residential and commercial sectors.

The reserve equalization variance is primarily due to a revision of reserve equalization payments between Entergy companies due to a FERC ruling regarding the inclusion of interruptible loads in reserve equalization calculations.

The net wholesale revenue variance is primarily due to increased sales to affiliated systems.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to:

  an increase of $75.9 million in gross wholesale revenue due to increased sales to affiliated systems; and
  an increase of $53.5 million in fuel cost recovery revenues due to higher fuel rates.

The increase was offset by the price applied to unbilled sales variance and the volume/weather variance discussed above.

Fuel and purchased power expenses increased primarily due to an increase in the market prices of natural gas and purchased power, partially offset by a decrease in the recovery from customers of deferred fuel costs.

Other regulatory credits increased primarily due to the following:

  the deferral as allowed by the LPSC of capacity charges related to generation resource planning; and
  the difference in the amount of amortization allowed by GAAP versus other regulatory bodies related to the Waterford 3 sale/leaseback 20-year life extension.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net revenue, which is Entergy Louisiana's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2005 to the nine months ended September 30, 2004.

Amount
(In Millions)

2004 net revenue	$707.5
Price applied to unbilled sales	30.0
Reserve equalization	14.4
Volume/weather	(22.8)
Retail rates	(5.0)
Other	7.8
2005 net revenue	$731.9

The price applied to unbilled sales variance is due to an increase in the fuel cost component of the price applied to unbilled sales in 2005. The fuel cost component is higher because of an increase in natural gas costs. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues.

The reserve equalization variance is primarily due to a revision of reserve equalization payments between Entergy companies due to a FERC ruling regarding the inclusion of interruptible loads in reserve equalization calculations.

The volume/weather variance is due to a decrease of 828 GWh in weather-adjusted usage in all sectors primarily due to Hurricane Katrina and Hurricane Rita and a decrease in usage during the unbilled sales period, partially offset by the effect of more favorable weather on billed sales in the residential and commercial sectors.

The retail rates variance is due to credits issued to retail customers in April 2005 as a result of the March 2005 Global Settlement that were greater than previously recorded provisions. The LPSC-approved settlement is discussed in Note 2 to the domestic utility companies and System Energy financial statements.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to:

  an increase of $90.1 million in fuel cost recovery revenues due to higher fuel rates;
  an increase of $83.3 million in gross wholesale revenue due to increased sales to affiliated systems; and
  an increase in the price applied to unbilled sales, as discussed above.

The increase was partially offset by the volume/weather variance discussed above.

Fuel and purchased power expenses increased primarily due to increases in the market prices of natural gas and purchased power, partially offset by a decrease in the recovery from customers of deferred fuel costs.

Other regulatory credits increased primarily due to the following:

  the deferral as allowed by the LPSC of capacity charges related to generation resource planning; and
  the difference in the amount of amortization allowed by GAAP versus other regulatory bodies related to the Waterford 3 sale/leaseback 20-year life extension.

Other Income Statement Variances

Third Quarter 2005 Compared to Third Quarter 2004

Other operation and maintenance expenses decreased primarily due to:

  a decrease of $7.3 million in labor and contract costs primarily due to Hurricanes Katrina and Rita;
  a decrease of $3.8 million in environmental reserves; and
  a decrease of $1.8 million in benefits and payroll costs.

Depreciation and amortization expenses decreased primarily due to a change in the depreciation rate for Waterford 3 as approved by the LPSC effective April 2005.

Other income increased primarily due to $4.6 million of proceeds received from the radwaste settlement, which is discussed below under "Significant Factors and Known Trends - Central States Compact Claim."

Interest and other charges increased primarily due to interest accrued on past transmission construction collections from a cogenerator in accordance with a December 2004 FERC order.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Depreciation and amortization expenses decreased primarily due to a change in the depreciation rate for Waterford 3 as approved by the LPSC effective April 2005.

Other income increased primarily due to:

  proceeds of $4.6 million received from the radwaste settlement which is discussed below under "Significant Factors and Known Trends - Central States Compact Claim;" and
  interest of $4.6 million earned on deferred capacity charges and on temporary cash investments.

The increase was partially offset by the write-off of $7.1 million in June 2005 of a portion of the customer care system investment and the related allowance for equity funds used during construction pursuant to an LPSC-approved settlement.

Interest and other charges increased primarily due to interest accrued on past transmission construction collections from a cogenerator in accordance with a December 2004 FERC order.

Income Taxes

The effective income tax rates for the third quarters of 2005 and 2004 were 44.6% and 38.6%, respectively. The effective income tax rates for the nine months ended September 30, 2005 and 2004 were 41.6% and 38.3%, respectively. The difference in the effective income tax rates for the third quarter 2005 and the nine months ended September 30, 2005 versus the federal statutory rate of 35.0% is primarily due to state income taxes, book and tax differences related to utility plant items, and a federal tax reserve estimate revision necessary to provide additional reserves for income tax audit matters. The difference in the effective income tax rates for the third quarter 2004 and the nine months ended September 30, 2004 versus the federal statutory rate of 35.0% is primarily due to book and tax differences related to utility plant items and state income taxes, partially offset by the amortization of investment tax credits.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2005 and 2004 were as follows:
	2005	2004
	(In Thousands)

Cash and cash equivalents at beginning of period	$146,049	$8,787

Cash flow provided by (used in):
Operating activities	251,634	214,798
Investing activities	(411,524)	(154,928)
Financing activities	17,007	(17,385)
Net increase (decrease) in cash and cash equivalents	(142,883)	42,485

Cash and cash equivalents at end of period	$3,166	$51,272

Operating Activities

Cash flow from operations increased $36.8 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to money pool activity, which provided $165.5 million of Entergy Louisiana's operating cash flows for the nine months ended September 30, 2005 and used $107.1 million for the nine months ended September 30, 2004. The increase was partially offset by decreased recovery of deferred fuel costs and decreased accounts receivable collections as a result of Hurricane Katrina. Entergy Louisiana's receivables from or (payables to) the money pool were as follows:
September 30, 2005	December 31, 2004	September 30, 2004	December 31, 2003
(In Thousands)

($124,936)	$40,549	$65,773	($41,317)

As of November 4, 2005, Entergy Louisiana's money pool payable has decreased to $29.3 million. Entergy Louisiana's short-term indebtedness, including its money pool borrowings, is limited to $225 million by an SEC order, and its short-term unsecured borrowing is limited currently to $216 million under restrictions in its articles of incorporation. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

In addition to storm restoration costs, Hurricanes Katrina and Rita have had three impacts that have affected Entergy Louisiana's liquidity position. The Entergy New Orleans bankruptcy caused fuel and gas suppliers to increase their scrutiny of the remaining domestic utility companies with the concern that one of them could suffer similar impacts, particularly after Hurricane Rita. As a result, some suppliers began requiring accelerated payments and decreased credit lines. The hurricanes damaged certain gas supply lines, thereby decreasing the number of potential suppliers. Finally, the hurricanes exacerbated a market run up in natural gas and power prices, thereby increasing Entergy Louisiana's accounts payable, which consumed available credit lines more quickly. Entergy managed through these events, adequately supplied Entergy Louisiana with fuel and power, and expects to have adequate liquidity and credit to continue supplying Entergy Louisiana with fuel and power.

As discussed in the Form 10-K, in 2003, the domestic utility companies and System Energy filed, with the IRS, notification of a change in tax accounting method for their respective calculations of cost of goods sold. The adjustment implemented a simplified method of allocation of overhead to the production of electricity, which is provided under the IRS capitalization regulations.  The cumulative adjustment placing these companies on the new methodology resulted in a $1.13 billion deduction for Entergy Arkansas, a $630 million deduction for Entergy Gulf States, a $474 million deduction for Entergy Louisiana, a $126 million deduction for Entergy Mississippi, a $30 million deduction for Entergy New Orleans, and a $439 million deduction for System Energy on Entergy's 2003 income tax return.  Entergy's current estimates of the utilization through 2004 indicate that Entergy Arkansas realized $110 million, Entergy Louisiana realized $50 million, Entergy Mississippi realized $9 million, and System Energy realized $135 million in cash tax benefit from the method change.  The Internal Revenue Service has issued new proposed regulations effective in 2005 that may preclude most of the remaining benefit of this tax accounting method change. Although the estimates of the impacts of the new regulations are subject to change, Entergy Arkansas and System Energy are expected to pay approximately $50 million and $130 million, respectively, of the benefit realized through 2004, to other Entergy affiliates under the Entergy Tax Allocation Agreement over a four year period from 2006 through 2009 based upon the affiliates' taxable losses in those periods. However, no payment will be due to the Internal Revenue Service.

Investing Activities

The increase of $256.6 million in net cash used in investing activities for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 is primarily due to:

  Entergy Louisiana purchasing the Perryville plant in June 2005 for $162.5 million. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of this acquisition. In April 2005, the LPSC approved the acquisition and the long-term cost-of-service purchased power agreement under which Entergy Gulf States will purchase 75 percent of the plant's output;
  an increase in spending on transmission and nuclear projects;
  an increase in distribution costs due to Hurricanes Katrina and Rita; and
  an increase of $31.7 million in capacity costs that have been deferred and are expected to be recovered over a period greater than twelve months.

Financing Activities

Entergy Louisiana's financing activities provided $17.0 million for the nine months ended September 30, 2005 compared to using $17.4 million for the nine months ended September 30, 2004 primarily due to:

  a decrease of $45.1 million in common stock dividends paid; and
  borrowings of $40 million on a credit facility in 2005.

This was partially offset by the net issuance of $33.6 million of long-term debt during the nine months ended September 30, 2005 compared to the net issuance of $84.4 million of long-term debt during the nine months ended September 30, 2004.

See Note 3 to the domestic utility companies and System Energy financial statements for the details of Entergy Louisiana's long-term debt activity in 2005.

Capital Structure

Entergy Louisiana's capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital percentage as of September 30, 2005 is primarily the result of increased debt outstanding.

	September 30, 2005	December 31, 2004

Net debt to net capital	49.8%	44.8%
Effect of subtracting cash from debt	0.1%	3.9%
Debt to capital	49.9%	48.7%

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt and shareholders' equity. Net capital consists of capital less cash and cash equivalents. Entergy Louisiana uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Louisiana's financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Louisiana's uses and sources of capital. Following are updates to the information provided in the Form 10-K.

As a result of Hurricanes Katrina and Rita, Entergy Louisiana is currently reassessing its planned levels of construction and other capital investments. Significant construction expenditures are expected due to the restoration and replacement of damaged equipment and assets.

The following table lists First Mortgage Bonds issued by Entergy Louisiana in 2005:
Issue Date	Description	Maturity	Amount
			(In Thousands)

May 2005	4.67% Series	June 2010	$55,000
August 2005	5.56% Series	September 2015	$100,000
August 2005	6.3% Series	September 2035	$100,000
October 2005	5.83% Series	November 2010	$150,000

The following table lists long-term debt retired by Entergy Louisiana in 2005:
Retirement Date	Description	Maturity	Amount
			(In Thousands)

September 2005	7.5% St. Charles Parish	June 2021	$50,000
September 2005	7.05% St. Charles Parish	April 2022	$20,000
September 2005	7.0% St. Charles Parish	December 2022	$24,000
September 2005	6.2% St. Charles Parish	May 2023	$33,000
September 2005	6.875% St. Charles Parish	July 2024	$20,400
September 2005	6.375% St. Charles Parish	November 2025	$16,770

In June 2005, Entergy Louisiana purchased its $55 million of 4.9% Series St. Charles Parish bonds from the holders, pursuant to a mandatory tender provision, and has not remarketed the bonds at this time.

In May 2005, Entergy Louisiana entered into a credit facility for $85 million and Entergy Arkansas renewed its $85 million credit facility with the same lender. Either company can borrow up to the full amount on its respective facility, but at no time can the combined amount of outstanding borrowings on the two facilities exceed $85 million. Entergy Louisiana granted the lender a security interest in its accounts receivable to secure its $85 million facility. Entergy Louisiana has outstanding borrowings on this credit facility of $40 million as of September 30, 2005. Subsequent to the balance sheet date, Entergy Arkansas borrowed $45 million under its credit facility, therefore no capacity is available on either credit facility.

In July 2005, Entergy Louisiana and Entergy New Orleans renewed their 364-day credit facilities with the same lender through May 2006. Entergy New Orleans increased the amount of its credit facility to $15 million, the same amount as Entergy Louisiana's facility. Either company can borrow up to the full amount on its respective facility, but at no time can the combined amount of outstanding borrowings on the two facilities exceed $15 million. There were no outstanding borrowings under the Entergy Louisiana credit facility as of September 30, 2005. Entergy New Orleans has outstanding borrowings on its credit facility of $15 million at September 30, 2005, therefore no capacity is available on either credit facility.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of utility restructuring, state rate regulation, federal regulation and proceedings, industrial and commercial customers, market and credit risks, nuclear matters, environmental risks, and litigation risks. Following are updates to the information provided in the Form 10-K.

State and Local Rate Regulation

In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues for Entergy Gulf States and Entergy Louisiana. The settlement resulted in credits of $14 million for retail electricity customers of Entergy Louisiana. The settlement dismissed, among other dockets, dockets established to consider issues concerning power purchases for Entergy Louisiana for the summers of 2001, 2002, 2003, and 2004, all prudence issues associated with decisions made through May 2005 related to the nuclear plant uprates at issue in these cases, and an LPSC docket concerning retail issues arising under the System Agreement. The settlement does not include the System Agreement case at FERC. In addition, Entergy Louisiana agreed to forgo recovery of $3.5 million of deferred 2003 capacity costs associated with certain power purchase agreements. The credits were issued in connection with April 2005 billings. Entergy Louisiana reserved for the approximate refund amounts.

Refer to "State Rate Regulation" in the Form 10-K for discussion of Entergy Louisiana's rate filing with the LPSC requesting a base rate increase. In March 2005, the LPSC staff and Entergy Louisiana filed a proposed settlement that included an annual base rate increase of approximately $18.3 million which was implemented, subject to refund, effective with May 2005 billings. In May 2005, the LPSC approved a modified settlement which, among other things, reduces depreciation and decommissioning expense due to assuming a life extension of Waterford 3 and results in no change in rates. Subsequently, in June 2005, Entergy Louisiana made a revised compliance filing with the LPSC supporting a revised depreciation rate for Waterford 3, which reflects the removal of interim additions, and a rate increase from the purchase of the Perryville power plant, which results in a net $0.8 million annual rate reduction. Entergy Louisiana reduced rates effective with the first billing cycle in July 2005 and refunded excess revenue collected during May 2005, including interest, in August 2005.

The May 2005 rate settlement includes the adoption of a three-year formula rate plan, the terms of which include an ROE mid-point of 10.25% for the initial three-year term of the plan and permit Entergy Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed regulatory earnings range of 9.45% to 11.05% will be allocated 60% to customers and 40% to Entergy Louisiana. The initial formula rate plan filing will be in May 2006 based on a 2005 test year with rates effective September 2006. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Louisiana.

Federal Regulation

System Agreement Litigation

On June 1, 2005, the FERC issued a decision in the System Agreement litigation. The domestic utility companies historically have engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which has been approved by the FERC. The System Agreement litigation proceedings are described in the Form 10-K.

The FERC decision concluded, among other things, that:

  The System Agreement no longer roughly equalizes production costs among the domestic utility companies.
  In order to reach rough production cost equalization, the FERC will impose a bandwidth remedy allowing for a maximum spread of 22 percent (expressed by the FERC as +/- 11%) between the total annual production costs of the highest cost and lowest cost domestic utility companies.
  When calculating the production costs for this purpose, output from the Vidalia hydroelectric power plant will not reflect the actual Vidalia price for that year but will be priced at that year's average MSS-3 price, reducing the amount of Vidalia costs reflected in the comparison of the domestic utility companies' total production costs.
  The remedy ordered by FERC calls for no refunds and would be effective based on the calendar year 2006 production costs with the first potential reallocation payments, if required, expected to be made in 2007.

The FERC's June 2005 order would reallocate production costs of the domestic utility companies whose relative total production costs expressed as a percentage of Entergy System average production costs are outside an upper or lower bandwidth. This would be accomplished by payments from domestic utility companies whose production costs are more than 11% below Entergy System average production costs to domestic utility companies whose production costs are more than 11% above Entergy System average production costs. An assessment of the potential effects of the FERC's June 2005 order requires assumptions regarding the future total production cost of each domestic utility company, which assumptions include the mix of solid fuel and gas-fired generation available to each company and the costs of natural gas and purchased power.  Entergy Louisiana and Entergy Gulf States are more dependent upon gas-fired generation than Entergy Arkansas, Entergy Mississippi, or Entergy New Orleans. Of these, Entergy Arkansas is the least dependent upon gas-fired generation.  Therefore, increases in natural gas prices likely will increase the amount by which Entergy Arkansas' total production costs are below the average production costs of the domestic utility companies.  Considerable uncertainty exists regarding future gas prices. Annual average Henry Hub gas prices have varied significantly over recent years, ranging from $1.72/mmBtu to $5.85/mmBtu for the 1995-2004 period, and averaging $3.43/mmBtu during the ten-year period 1995-2004 and $4.58/mmBtu during the five-year period 2000-2004.  Recent market conditions have resulted in gas prices that have averaged $5.85/mmBtu for the twelve months ended December 2004. During the 12 month period July 1, 2004 to June 30, 2005, which is the annual period closest to the time that the FERC's order was issued, forward gas contracts for each of the next four years based on daily NYMEX close averaged $6.68/mmBtu (2006), $6.25/mmBtu (2007), $5.88/mmBtu (2008) and $5.58/mmBtu (2009). If the FERC's June 2005 order becomes final and if gas prices occur similar to the NYMEX average closing prices given, the following potential annual production cost reallocations among the domestic utility companies could result during the 2007-2010 period:
	Range of Annual Payments or (Receipts)	Average Annual Payment or (Receipt)
	(In Millions)

Entergy Arkansas	$143 to $210	$166
Entergy Gulf States	($134) to ($87)	($113)
Entergy Louisiana	($71) to ($10)	($38)
Entergy Mississippi	($28) to $0	($11)
Entergy New Orleans	($10) to $0	($4)

If natural gas prices deviate by $1/mmBtu up or down from the NYMEX average closing prices given above, it is expected that Entergy Arkansas' annual payments will change in the same direction by approximately $60 to $70 million.

Various pending motions for rehearing and clarification of the FERC's June 2005 order were filed by parties to the proceeding, including the LPSC, the APSC, the MPSC, and the City Council, and by Entergy Services, Inc., on behalf of the domestic utility companies. Among other things, the LPSC's motion urged the FERC to "clarify" that the FERC's order requires the payments and receipts, to the extent any are required, to be made in 2006 based on production costs incurred in 2004 and 2005. Entergy does not believe that this request for "clarification" is consistent with the FERC order and submitted a response urging the FERC to reject this interpretation and instead find that the annual remedy order by the FERC would be evaluated based on calendar year 2006 production costs, with the first potential payments/receipts, if any were required, made in 2007. On September 27, 2005 the LPSC filed a Petition for Writ of Mandamus with the U.S. Court of Appeals for the D.C. Circuit urging the appeals court to order the FERC to "implement a remedy no later than January 1, 2006," or to "at least clarify its ruling by November 15, 2005 concerning the effective date of the rate remedy provided in FERC's June 2005 order." The appeals court has requested the FERC respond to the petition by November 5, 2005 and has also granted requests of the APSC, MPSC, and the domestic utility companies to be authorized to submit a response by that date as well.

Management believes that any changes in the allocation of production costs resulting from the FERC's June 2005 order and related retail proceedings should result in similar rate changes for retail customers. The timing of recovery of these costs in rates could be the subject of additional proceedings before Entergy's retail regulators. Although the outcome and timing of the FERC and other proceedings cannot be predicted at this time, Entergy does not believe that the ultimate resolution of these proceedings will have a material effect on its financial condition or results of operations.

See the Form 10-K for discussion of the proceeding that the LPSC commenced before itself regarding the System Agreement. As noted above in "State and Local Rate Regulation," the settlement of various issues involving Entergy Gulf States and Entergy Louisiana that was approved by the LPSC has resolved the System Agreement proceeding before the LPSC, which has been dismissed without prejudice.

Transmission

See the Form 10-K for a discussion of the petition for declaratory order that Entergy filed with the FERC in January 2005 regarding Entergy's Independent Coordinator of Transmission (ICT) proposal. On March 22, 2005, the FERC issued a declaratory order concluding that: (1) because the Southwest Power Pool (SPP) was the only entity identified as potentially being selected as the ICT and because the SPP is already a "public utility" there was no need to rule on the question of whether the functions of the ICT, alone, would serve to make the ICT a "public utility;" (2) Entergy will continue to be the "transmission provider" for transmission service across its system and that "the presence of SPP as the ICT will not change the existing balance of jurisdiction between [the FERC] and Entergy's retail regulators;" and (3) the FERC "is prepared to grant Entergy's proposed transmission pricing proposal on a two-year experimental basis, subject to certain enhancement and monitoring and reporting conditions." The enhancements referred to by the FERC involve more fully specifying the responsibilities and duties of the ICT, including defining the ICT's role in the preparation of various transmission expansion plans and the performance of studies related to the granting of transmission or interconnection service. Before Entergy's ICT proposal can be implemented, however, Entergy is required to submit further filings with the FERC regarding the modifications and clarifications to the ICT proposal.

On April 8, 2005 several intervenors filed an Emergency Request for Clarification and Request for Expedited Commission Action seeking to have the FERC: (1) clarify the ICT's role in administering the Available Flowgate Capacity (AFC) methodology; (2) clarify the ICT's role in developing the transmission base plan; (3) clarify what the FERC meant when it required Entergy to provide firm transmission rights to customers that pay for supplemental transmission upgrades; and (4) clarify and confirm following Entergy's filing that the FERC will assess SPP's status as being independent of Entergy.

On April 21, 2005 Entergy filed a request for clarification or rehearing of the FERC's March 22 declaratory order requesting that the FERC clarify the respective role of Entergy and the ICT in developing the inputs or criteria used to create the base plan and in preparing certain studies regarding system expansion. The request for clarification further requests that the FERC clarify that the initial two-year period will commence with the actual start date of ICT operations. In the event that the FERC denies Entergy's request for clarification, then Entergy will seek rehearing on these issues. However, in its request, Entergy requested that FERC not rule on these issues at this time but, instead, that the FERC wait to evaluate these issues until such time as Entergy has filed the more detailed tariff sheets and protocols in its subsequent filing to implement the ICT. A joint request for rehearing of the ICT declaratory order was also filed by the City Council, the LPSC, and the MPSC in which the retail regulators expressed their concerns that the findings reached in the declaratory order may result in an expansion of authority of the ICT "that is unnecessary to achieve the [FERC's] goals and is very likely to result in significant increases in the start-up and operational costs of the ICT." The retail regulators request that the FERC not act on their request for rehearing until Entergy has submitted its filing to implement the ICT. The intervenors filed a separate request for rehearing on April 21, 2005 urging the FERC to impose additional conditions on the approval of the ICT and also re-urging the FERC to reject the pricing proposal contained in the ICT proposal.

On May 12, 2005 the FERC issued an order clarifying certain aspects of its March 22 order. In the May 12 order, the FERC indicated that (1) Entergy is to work with the ICT and Entergy's stakeholders to develop procedures by which the ICT will calculate AFCs; (2) Entergy must specifically define the transmission rights that a customer that pays for supplemental upgrades will receive for such payments; (3) the FERC will review the ICT's contract to ensure that the ICT can perform its functions in an independent manner even if SPP is chosen as the ICT; and (4) the initial two-year period will start once the ICT becomes operational.

On May 27, 2005, the domestic utility companies filed the enhanced ICT proposal with the FERC. Entergy believes that the filing is consistent with the FERC guidance received in both the FERC's March 22 and May 12 orders on the ICT. Among other things, the enhanced ICT filing states that the ICT will (1) grant or deny transmission service on the domestic utility companies' transmission system; (2) administer the domestic utility companies' OASIS node for purposes of processing and evaluating transmission service requests and ensuring compliance with the domestic utility companies' obligation to post transmission-related information; (3) develop a base plan for the domestic utility companies' transmission system that will result in the ICT making the determination on whether something should be rolled into the domestic utility companies' transmission rates or directly assigned to the customer requesting or causing an upgrade to be constructed; (4) serve as the reliability coordinator for the Entergy transmission system; and (5) oversee the operation of the weekly procurement process. The enhanced ICT proposal clarifies the rights that customers receive when they fund a supplemental upgrade and also contains a detailed methodology describing the process by which the ICT will evaluate interconnection-related investments already made on the Entergy System for purposes of determining the future allocation of the uncredited portion of these investments.

On June 3, 2005 a group of generators filed with the FERC a request that the FERC schedule a technical conference on the enhanced ICT proposal in order for Entergy to provide additional information on the enhanced ICT proposal. In response, a stakeholder meeting was held in New Orleans on June 30, 2005. Interventions, protests, and comments were filed by interested parties on August 5, 2005. Entergy filed a response to the various pleadings on August 22, 2005. As discussed below in "Available Flowgate Capacity Proceedings," on October 31, 2005 the domestic utility companies notified parties to the ICT proceeding of the potential loss of historical data related to Entergy's calculation of available transfer capability for its transmission system.

In addition, as discussed in the Form 10-K, Entergy Louisiana and Entergy Gulf States have filed an application with the LPSC requesting that the LPSC find that the ICT proposal is a prudent and appropriate course of action. An LPSC hearing on the ICT proposal was held during the week of October 16, 2005. Post-hearing briefs are currently scheduled to be filed on November 7, 2005, with reply briefs scheduled to be filed November 14, 2005.

Interconnection Orders

See the Form 10-K for a discussion of the ALJ Initial Decision and FERC order directing Entergy Louisiana to refund, in the form of transmission credits, approximately $15 million in expenses and tax obligations previously paid by a generator. Entergy's request for rehearing was denied by the FERC.

Available Flowgate Capacity Proceedings

See the Form 10-K for a discussion of proceedings at the FERC involving Entergy's Available Flowgate Capacity (AFC) methodology. On March 22, 2005, the FERC issued an order contemporaneously with the ICT declaratory order discussed above that holds the AFC hearing in abeyance pending action on Entergy's upcoming ICT filing. The order holding the hearing in abeyance further indicated that it would cancel the hearing when the ICT begins to perform its functions. On April 8, 2005 several intervenors filed Emergency Motions for Interim Relief and Expedited Commission Action requesting that, during the interim period before the implementation of the ICT, the FERC (1) institute an audit process to examine and modify Entergy's current AFC process; and (2) require SPP to become involved in the AFC stakeholder process and order certain modifications to Entergy's stakeholder process. The audit process being proposed by the intervenors would not involve an independent auditor, but instead would be an investigation performed by a representative from the intervenors, Entergy, and possibly SPP.  On April 25, 2005, Entergy filed its response to the emergency motion urging the FERC to reject the intervenors' request for the "audit" because the type of investigation proposed by the intervenors would be neither independent nor fair and would only distract from the implementation of the ICT.  Instead, Entergy has proposed that the ICT conduct an independent review of the AFC process and procedures as part of its transition to assuming the identified ICT responsibilities, including the calculation of the AFCs.  Entergy further indicated that it would welcome SPP's participation in the current stakeholder process. On April 21, 2005, the intervenors filed a separate request for rehearing arguing that the FERC must allow the AFC hearing to proceed in parallel with the establishment of the ICT. See "Transmission" above for further discussion of AFC.

On October 31, 2005, the domestic utility companies notified participants in the ICT proceeding that certain historic data related to the hourly AFC models may have been inadvertently lost due to errors in the implementation of a data archiving process. The data at issue is certain hourly AFC data for the nine-month period April 27, 2004 through January 31, 2005. Although Entergy is continuing to pursue all avenues for recovery and retrieval of the historic hourly data, it is difficult to predict whether and to what extent these efforts will ultimately be successful. Since discovering the potential loss of data, the domestic utility companies have taken steps to ensure that these errors cannot recur and to ensure that the current AFC hourly data, including the hourly data from February 1, 2005 forward, is adequately protected and retained. Entergy self-reported the event to the FERC's Office of Market Oversight and Investigations and is providing information to the investigation staff concerning this event. Additionally, Entergy will request that the ICT review the current process for retaining AFC-related data as part of its independent review discussed above.

Federal Legislation

The Energy Policy Act of 2005 became law in August 2005. The legislation contains electricity provisions that, among other things:

  Repeal the Public Utility Holding Company Act of 1935 (PUHCA), effective February 8, 2006, six months after enactment of the Energy Policy Act. As a registered holding company system, Entergy is subject to PUHCA. Some of the more significant effects of PUHCA are that it limits the operations of a registered holding company system to a single, integrated public utility system; regulates transactions among affiliates within a holding company system; governs the issuance, acquisition, and disposition of securities and assets by registered holding companies and their subsidiaries; limits the entry by registered holding companies and their subsidiaries into businesses other than electric or gas utility businesses; and requires SEC approval for certain utility mergers and acquisitions. Certain consumer protection authorities were transferred to the FERC, including new authority over utility mergers and acquisitions, and to the state or local regulatory commissions.
  Codifies the concept of participant funding, a form of cost allocation for transmission interconnections and upgrades, and allows FERC to apply participant funding in all regions of the country. Participant funding helps ensure that a utility's native load customers only bear the costs that are necessary to provide reliable transmission service to them and not bear costs required by generators who seek to deliver power to other regions.
  Provides financing benefits, including loan guarantees and production tax credits, for new nuclear plant construction, and reauthorizes the Price-Anderson Act, the law that provides an umbrella of insurance protection for the payment of public liability claims in the event of a major nuclear power plant incident.
  Revises current tax law treatment of nuclear decommissioning trust funds by allowing regulated and nonregulated taxpayers to make deductible contributions to fund the entire amount of estimated future decommissioning costs.
  Provides a more rapid tax depreciation schedule for transmission assets to encourage investment.
  Creates mandatory electricity reliability guidelines with enforceable penalties to help ensure that the nation's power transmission grid is kept in good repair and that disruptions in the electricity system are minimized.  Entergy already voluntarily complies with National Electricity Reliability Council standards, which are similar to the guidelines mandated by the Energy Policy Act of 2005.
  Establishes conditions for the elimination of the Public Utility Regulatory Policy Act's (PURPA) mandatory purchase obligation from qualifying facilities.

The Energy Power Act requires several rulemakings by the FERC and other government agencies in order to implement its provisions. Therefore, it will be some time before a full assessment of its effect on Entergy and the energy industry can be completed. FERC has proposed rules to implement the repeal of PUHCA. The Energy Policy Act of 2005 requires that these rules be adopted by December 8, 2005. Among other matters, the proposed rules cover the maintenance and retention of books and records and accounting, the allocation of costs for non-power goods or services provided by affiliated service companies and the appropriate pricing mechanism for those goods and services, and the effect of the savings provision in the Energy Policy Act of 2005 which permits continued reliance on certain PUHCA rules and orders after the effective date of PUHCA repeal. In Entergy's response in the FERC rulemaking proceeding, Entergy indicated that (a) FERC should only require the maintenance and retention of those books and records that are relevant to costs incurred by, and the jurisdictional rates of, electric utility and natural gas companies, as specified in the Energy Policy Act of 2005, (b) FERC should not require, but instead permit, the filing with FERC of affiliate cost allocation agreements for non-power goods and services and the price for those goods and services should be the SEC's cost standard under PUHCA and (c) under the savings provision, certain orders issued by the SEC under PUHCA with a term past February 8, 2006 (the date PUHCA repeal is effective) should continue to be in effect until the end of the term in the order.

Utility Restructuring

In November 2001, the LPSC decided not to move forward with retail open access for any customers at this time. The LPSC instead directed its staff to hold collaborative group meetings concerning open access from time to time, and to have the LPSC staff monitor developments in neighboring states and to report to the LPSC regarding the progress of retail access developments in those states. In September 2004, in response to a study performed by the Louisiana State University Center for Energy Studies that evaluated a limited industrial-only retail choice program, the LPSC asked the LPSC staff to solicit comments and obtain information from utilities, customers, and other interested parties concerning the potential costs and benefits of a limited choice program, the impact of such a program on other customers, as well as issues such as stranded costs and transmission service.  Comments from interested parties were filed with the LPSC in January 2005. A technical conference was held in April 2005 and in May 2005 interested parties filed reply comments to arguments made at the technical conference. Entergy stated that it believes that there is no new information or credible evidence that would justify altering the LPSC's previous conclusion that retail access is not in the public interest.

Central States Compact Claim

The Low-Level Radioactive Waste Policy Act of 1980 holds each state responsible for disposal of low-level radioactive waste originating in that state, but allows states to participate in regional compacts to fulfill their responsibilities jointly.  Arkansas and Louisiana participate in the Central Interstate Low-Level Radioactive Waste Compact (Central States Compact or Compact).  Commencing in early 1988, Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana made a series of contributions to the Central States Compact to fund the Central States Compact's development of a low-level radioactive waste disposal facility to be located in Boyd County, Nebraska.  In December 1998, Nebraska, the host state for the proposed Central States Compact disposal facility, denied the compact's license application for the proposed disposal facility.  Several parties, including the commission that governs the compact (the Compact Commission), filed a lawsuit against Nebraska seeking damages resulting from Nebraska's denial of the proposed facility's license.  After a trial, the U.S. District Court concluded that Nebraska violated its good faith obligations regarding the proposed waste disposal facility and rendered a judgment against Nebraska in the amount of $151 million.  In August 2004, Nebraska agreed to pay the Compact $141 million in settlement of the judgment. In July 2005, the Compact Commission decided to distribute a substantial portion of the proceeds from the settlement to the nuclear power generators that had contributed funding for the Boyd County facility, including Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana. On August 1, 2005, Nebraska paid $145 million, including interest, to the Compact, and the Compact distributed from the settlement proceeds $23.6 million to Entergy Arkansas, $19.9 million to Entergy Gulf States, and $19.4 million to Entergy Louisiana.  A liability was recorded for the portion of the proceeds previously recovered from ratepayers, with the remainder of the proceeds causing an increase in pre-tax earnings of $4.6 million at Entergy Louisiana.

Entergy Louisiana Corporate Restructuring

On July 13, 2005, Entergy Louisiana filed with the LPSC an application for authorization to implement a plan of internal restructuring that would, in effect, result in the conversion of its form of business organization from a corporation to a limited liability company. The proposed restructuring is intended to reduce Entergy Louisiana's corporate franchise taxes. The proposed restructuring implements a recommendation from the LPSC staff and, if successfully completed, will result in a decrease in Entergy Louisiana's rates to Louisiana retail customers.

In accordance with the terms of the proposed restructuring, Entergy Louisiana will be converted to a Texas corporation and will hold all the common membership interests in Entergy Louisiana, LLC ("ELL"), a newly organized Texas limited liability company that will be allocated substantially all the assets and liabilities, including debt and lease obligations, of Entergy Louisiana immediately prior to the proposed restructuring. ELL's utility operations would remain subject to the jurisdiction of the LPSC and the FERC to the same extent that they were subject to the jurisdiction of the LPSC and the FERC when they were held by Entergy Louisiana. The proposed restructuring may not be implemented without various authorizations by certain governmental regulatory agencies, including the LPSC, the SEC, the FERC, and the NRC.

In its application to the LPSC, Entergy Louisiana noted that it may redeem a portion of the Entergy Louisiana preferred stock prior to the proposed restructuring and that, if the proposed restructuring is implemented, it anticipates redeeming any remaining Entergy Louisiana preferred stock within three to six months following the implementation of the proposed restructuring.

Any redemption of Entergy Louisiana preferred stock by Entergy Louisiana in connection with the proposed restructuring will be made at the following respective redemption prices as provided in the Entergy Louisiana amended and restated articles of incorporation, whether the redemption occurs before or after the implementation of the proposed restructuring:
Series of Entergy Louisiana Preferred Stock	Redemption Price Per Share

4.96% Preferred Stock, Cumulative, $100.00 par value	$104.25
4.16% Preferred Stock, Cumulative, $100.00 par value	$104.21
4.44% Preferred Stock, Cumulative, $100.00 par value	$104.06
5.16% Preferred Stock, Cumulative, $100.00 par value	$104.18
5.40% Preferred Stock, Cumulative, $100.00 par value	$103.00
6.44% Preferred Stock, Cumulative, $100.00 par value	$102.92
7.84% Preferred Stock, Cumulative, $100.00 par value	$103.78
7.36% Preferred Stock, Cumulative, $100.00 par value	$103.36
8% Preferred Stock, Cumulative, $25.00 par value	$ 25.00

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana's accounting for nuclear decommissioning costs, unbilled revenue, and pension and other postretirement costs. The following is an update to the information provided in the Form 10-K.

Nuclear Decommissioning Costs

In the second quarter of 2005, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability in accordance with a new decommissioning cost study for Waterford 3 that assumes a life extension for the plant. The revised estimate resulted in a $153.6 million reduction in its decommissioning liability, along with a $49.2 million reduction in utility plant and a $104.4 million reduction in the related regulatory asset.

Recently Issued Accounting Pronouncements

In the first quarter 2005, FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 requires companies to recognize at fair value a liability for a conditional asset retirement obligation when incurred, which is generally upon an asset's acquisition, construction, development, or through its normal operation. A conditional asset retirement obligation is generally a legal obligation to incur costs to remove an asset or part of an asset, such as an obligation to comply with environmental regulations and requirements. The obligation is conditional because there is currently no legal requirement to retire or remove the facility that the affected asset is a part of. FIN 47 requires that uncertainty about the timing or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information becomes available. FIN 47 will be effective for Entergy no later than December 31, 2005. Entergy does not believe that the adoption of FIN 47 will be material to its financial position or results of operations because it estimates that any conditional asset retirement obligations required to be recognized under FIN 47 would be offset by a regulatory asset because of the expected recovery of these future costs in rates.

ENTERGY LOUISIANA, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$760,916	$668,240	$1,889,337	$1,711,797

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	300,865	249,879	566,206	517,543
Purchased power	243,423	173,732	641,420	509,564
Nuclear refueling outage expenses	4,234	3,500	11,055	10,132
Other operation and maintenance	74,155	90,703	262,310	262,072
Decommissioning	3,921	5,534	14,793	16,333
Taxes other than income taxes	18,390	19,262	55,047	53,595
Depreciation and amortization	45,776	51,051	141,229	145,588
Other regulatory credits - net	(19,761)	(12,551)	(50,168)	(22,835)
TOTAL	671,003	581,110	1,641,892	1,491,992

OPERATING INCOME	89,913	87,130	247,445	219,805

OTHER INCOME
Allowance for equity funds used during construction	1,189	2,606	5,566	5,475
Interest and dividend income	7,983	1,831	16,123	5,489
Miscellaneous - net	100	(531)	(6,749)	(387)
TOTAL	9,272	3,906	14,940	10,577

INTEREST AND OTHER CHARGES
Interest on long-term debt	18,878	17,655	53,569	51,991
Other interest - net	3,764	894	8,587	2,952
Allowance for borrowed funds used during construction	(865)	(1,569)	(3,354)	(3,450)
TOTAL	21,777	16,980	58,802	51,493

INCOME BEFORE INCOME TAXES	77,408	74,056	203,583	178,889

Income taxes	34,548	28,560	84,789	68,468

NET INCOME	42,860	45,496	118,794	110,421

Preferred dividend requirements and other	1,678	1,678	5,035	5,035

EARNINGS APPLICABLE TO
COMMON STOCK	$41,182	$43,818	$113,759	$105,386

See Notes to Respective Financial Statements.

(Page left blank intentionally)

ENTERGY LOUISIANA, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)

OPERATING ACTIVITIES
Net income	$118,794	$110,421
Adjustments to reconcile net income to net cash flow provided by operating activities:
Reserve for regulatory adjustments	(15,301)	-
Other regulatory credits - net	(50,168)	(22,835)
Depreciation, amortization, and decommissioning	156,022	161,921
Deferred income taxes and investment tax credits	55,050	12,133
Changes in working capital:
Receivables	(187,482)	(92,848)
Accounts payable	419,255	(78,456)
Taxes accrued	52,406	94,398
Interest accrued	3,420	(3,258)
Deferred fuel costs	(87,290)	35,725
Other working capital accounts	(41,426)	(2,404)
Provision for estimated losses and reserves	154	5,181
Changes in other regulatory assets	(258,267)	(12,031)
Other	86,467	6,851
Net cash flow provided by operating activities	251,634	214,798

INVESTING ACTIVITIES
Construction expenditures	(216,209)	(149,184)
Allowance for equity funds used during construction	5,566	5,475
Nuclear fuel purchases	(54,498)	-
Proceeds from the sale/leaseback of nuclear fuel	54,498	-
Payment for purchase of plant	(162,075)	-
Decommissioning trust contributions and realized
change in trust assets	(7,140)	(11,219)
Other regulatory investments	(31,666)	-
Net cash flow used in investing activities	(411,524)	(154,928)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	253,016	99,159
Retirement of long-term debt	(219,374)	(14,809)
Changes in credit borrowing, net	40,000	-
Dividends paid:
Common stock	(51,600)	(96,700)
Preferred stock	(5,035)	(5,035)
Net cash flow provided by (used in) financing activities	17,007	(17,385)

Net increase (decrease) in cash and cash equivalents	(142,883)	42,485

Cash and cash equivalents at beginning of period	146,049	8,787

Cash and cash equivalents at end of period	$3,166	$51,272

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$56,194	$56,217
Income taxes	$11,114	-

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, INC.
BALANCE SHEETS
ASSETS
September 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$3,166	$3,875
Temporary cash investments - at cost,
which approximates market	-	142,174
Total cash and cash equivalents	3,166	146,049
Accounts receivable:
Customer	258,212	88,154
Allowance for doubtful accounts	(3,029)	(3,135)
Associated companies	40,183	43,121
Other	13,165	13,070
Accrued unbilled revenues	163,614	143,453
Total accounts receivable	472,145	284,663
Deferred fuel costs	95,944	8,654
Accumulated deferred income taxes	-	12,712
Materials and supplies - at average cost	87,054	77,665
Deferred nuclear refueling outage costs	19,265	5,605
Prepayments and other	22,910	6,861
TOTAL	700,484	542,209

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	14,230	14,230
Decommissioning trust funds	184,396	172,083
Non-utility property - at cost (less accumulated depreciation)	21,064	21,176
Other	4	4
TOTAL	219,694	207,493

UTILITY PLANT
Electric	6,169,233	5,985,889
Property under capital lease	246,853	250,964
Construction work in progress	331,051	188,848
Nuclear fuel under capital lease	67,668	31,655
TOTAL UTILITY PLANT	6,814,805	6,457,356
Less - accumulated depreciation and amortization	2,745,593	2,799,936
UTILITY PLANT - NET	4,069,212	3,657,420

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	124,857	132,686
Other regulatory assets	385,152	302,456
Long-term receivables	8,222	10,736
Other	26,478	25,994
TOTAL	544,709	471,872

TOTAL ASSETS	$5,534,099	$4,878,994

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$ -	$55,000
Notes payable	40,000	-
Accounts payable:
Associated companies	223,026	57,681
Other	450,939	128,523
Customer deposits	68,177	66,963
Taxes accrued	14,203	7,268
Accumulated deferred income taxes	26,141	-
Interest accrued	21,858	18,438
Obligations under capital leases	22,753	22,753
Other	7,142	10,428
TOTAL	874,239	367,054

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,863,720	1,805,410
Accumulated deferred investment tax credits	93,260	96,130
Obligations under capital leases	44,915	8,903
Other regulatory liabilities	89,596	51,260
Decommissioning	208,418	347,255
Accumulated provisions	92,807	92,653
Long-term debt	1,022,416	930,695
Other	109,750	106,815
TOTAL	3,524,882	3,439,121

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	100,500	100,500
Common stock, no par value, authorized 250,000,000
shares; issued 165,173,180 shares in 2005
and 2004	1,088,900	1,088,900
Capital stock expense and other	(1,718)	(1,718)
Retained earnings	67,296	5,137
Less - treasury stock, at cost (18,202,573 shares in 2005 and 2004)	120,000	120,000
TOTAL	1,134,978	1,072,819

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,534,099	$4,878,994

See Notes to Respective Financial Statements.

ENTERGY LOUISIANA, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$283	$266	$17	6
Commercial	159	149	10	7
Industrial	225	212	13	6
Governmental	10	10	-	-
Total retail	677	637	40	6
Sales for resale
Associated companies	112	38	74	195
Non-associated companies	5	3	2	67
Other	(33)	(10)	(23)	(230)
Total	$761	$668	$93	14

Billed Electric Energy
Sales (GWh):
Residential	2,802	2,907	(105)	(4)
Commercial	1,605	1,684	(79)	(5)
Industrial	3,146	3,430	(284)	(8)
Governmental	101	115	(14)	(12)
Total retail	7,654	8,136	(482)	(6)
Sales for resale
Associated companies	980	483	497	103
Non-associated companies	43	43	-	-
Total	8,677	8,662	15	-

	Nine Months Ended		Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$620	$598	$22	4
Commercial	396	380	16	4
Industrial	612	589	23	4
Governmental	30	28	2	7
Total retail	1,658	1,595	63	4
Sales for resale
Associated companies	159	75	84	112
Non-associated companies	10	10	-	-
Other	62	32	30	94
Total	$1,889	$1,712	$177	10

Billed Electric Energy
Sales (GWh):
Residential	6,625	6,802	(177)	(3)
Commercial	4,252	4,324	(72)	(2)
Industrial	9,603	9,836	(233)	(2)
Governmental	327	328	(1)	-
Total retail	20,807	21,290	(483)	(2)
Sales for resale
Associated companies	1,410	905	505	56
Non-associated companies	89	147	(58)	(39)
Total	22,306	22,342	(36)	-

ENTERGY MISSISSIPPI, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Katrina

In August 2005, Hurricane Katrina hit Entergy Mississippi's service territory causing power outages and significant infrastructure damage to Entergy Mississippi's distribution and transmission systems. Total restoration costs for the repair and/or replacement of Entergy Mississippi's electric facilities damaged by Hurricane Katrina and business continuity costs are estimated to be in the range of $75 to $90 million.  Entergy plans to pursue a broad range of initiatives to recover storm restoration and business continuity costs and incremental losses. Initiatives include obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for Hurricane Katrina, and pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies.

Entergy Mississippi has recorded accruals for the estimated storm restoration costs.  As of September 30, 2005, Entergy Mississippi recorded an increase of $30.4 million in construction work in progress and $46.6 million in other regulatory assets, with a corresponding increase of $77 million in accounts payable.  In accordance with its accounting policies, and based on historic treatment of such costs in its service territories and communications with local regulators, Entergy Mississippi recorded these assets because management believes that recovery through some form of regulatory mechanism is probable. Because Entergy has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs and incremental losses it may ultimately recover, or the timing of such recovery.

As a result of the temporary power outages associated with the hurricane in the affected service territory, Entergy Mississippi's receivable collections were lower in September 2005. Entergy Mississippi plans to pursue a broad range of initiatives to recover storm restoration costs. Initiatives include obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for Hurricane Katrina, and pursuing recovery through existing or new rate mechanisms regulated by the FERC and the MPSC. Entergy Mississippi is unable to predict the degree of success it may have in these initiatives, the amount of restoration costs and incremental losses it may recover, or the timing of such recovery.

Entergy's non-nuclear property insurance program provides coverage up to $400 million on an Entergy system-wide basis, subject to a $20 million per occurrence self-insured retention, for all risks coverage for direct physical loss or damage, including boiler and machinery breakdown.  Covered property generally includes power plants, substations, facilities, inventories, and gas distribution-related properties. Excluded property generally includes above-ground transmission and distribution lines, poles, and towers. The primary property program (excess of the deductible) is placed through Oil Insurance Limited ($250 million layer) with the excess program ($150 million layer) placed on a quota share basis through Underwriters at Lloyds (50%) and Hartford Steam Boiler Inspection and Insurance Company (50%).  There is an aggregation limit of $1 billion for all parties insured by OIL for any one occurrence. Coverage is in place for Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy Gulf States, and Entergy New Orleans. Entergy is currently evaluating the amount of the covered losses for Entergy and each of the affected domestic utility companies.

Results of Operations

Net Income

Third Quarter 2005 Compared to Third Quarter 2004

Net income increased $5.5 million primarily due to higher net revenue and lower other operation and maintenance expenses.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net income remained relatively unchanged increasing $0.9 million. Net income includes higher net revenue, substantially offset by higher depreciation and amortization expenses and higher taxes other than income taxes.

Net Revenue

Third Quarter 2005 Compared to Third Quarter 2004

Net revenue, which is Entergy Mississippi's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing the third quarter 2005 to the third quarter of 2004.

Amount
(In Millions)

2004 net revenue	$130.9
Volume/weather	9.4
Reserve equalization	(3.1)
Other	(1.4)
2005 net revenue	$135.8

The volume/weather variance is primarily due to more favorable weather on billed sales during the third quarter of 2005 compared to the third quarter of 2004. Billed usage increased a total of 233 GWh in the service territory.

The reserve equalization variance is primarily due to the changes in the Entergy System generation mix compared to the same period in 2004 and a revision of reserve equalization payments between Entergy companies due to a FERC ruling regarding the inclusion of interruptible loads in reserve equalization calculations.

Gross operating revenues and other regulatory charges

Gross operating revenues increased due to an increase of $18.9 million in wholesale revenue as a result of increased volume due to higher net generation and purchases in excess of net area demand resulting in more energy available for resale sales.

Other regulatory charges increased primarily due to the over-recovery of costs through the power management recovery rider as a result of gains recorded on gas hedging contracts in addition to the over-recovery through the Grand Gulf rider of Grand Gulf capacity charges. The riders have no material effect on net income due to the refund and/or recovery through quarterly adjustments to the riders.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net revenue, which is Entergy Mississippi's measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2005 to the nine months ended September 30, 2004.
Amount
(In Millions)

2004 net revenue	$334.9
Volume/weather	8.3
Other	0.4
2005 net revenue	$343.6

The volume/weather variance is primarily due to more favorable weather on billed sales during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Billed usage increased a total of 186 GWh in the service territory.

Gross operating revenues and other regulatory charges

Gross operating revenues increased due to an increase of $30.2 million in wholesale revenue as a result of increased volume due to higher net generation and purchases in excess of net area demand resulting in more energy available for resale sales.

Other regulatory charges increased primarily due to the over-recovery of costs through the power management recovery rider as a result of gains recorded on gas hedging contracts and to the over-recovery through the Grand Gulf rider of Grand Gulf capacity charges. The riders have no material effect on net income due to the refund and/or recovery through quarterly adjustments to the riders.

Other Income Statement Variances

Third Quarter 2005 Compared to Third Quarter 2004

Other operation and maintenance expenses decreased primarily due to:

  a decrease of $3.5 million in vegetation maintenance contract costs;
  a decrease of $1.1 million in customer service costs; and
  a decrease of $0.6 million due to the timing of legal services costs.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Taxes other than income taxes increased primarily due to higher assessed values for ad valorem tax purposes and higher franchise taxes in 2005.

Depreciation and amortization expense increased primarily due to an increase in plant in service.

Income Taxes

The effective income tax rates for the third quarters of 2005 and 2004 were 37.4% and 36.7%, respectively. The difference in the effective tax rate for the third quarter of 2005 versus the federal statutory rate of 35.0% is primarily due to state income taxes. The effective income tax rates for the nine months ended September 30, 2005 and 2004 were 35.8% and 36.2%, respectively.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2005 and 2004 were as follows:
	2005	2004
	(In Thousands)

Cash and cash equivalents at beginning of period	$80,396	$63,838

Cash flow provided by (used in):
Operating activities	54,010	123,086
Investing activities	(98,213)	(102,830)
Financing activities	(25,236)	(51,813)
Net decrease in cash and cash equivalents	(69,439)	(31,557)

Cash and cash equivalents at end of period	$10,957	$32,281

Operating Activities

Cash flow from operations decreased $69.1 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to decreased collection of deferred fuel and purchased power costs and customer receivables due to Hurricane Katrina, partially offset by the timing of payments to vendors.

Entergy Mississippi's receivables from the money pool were as follows:

September 30, 2005	December 31, 2004	September 30, 2004	December 31, 2003
(In Thousands)

$31,885	$21,584	$39,510	$22,076

Money pool activity used $10.3 million of Entergy Mississippi's operating cash flow for the nine months ended September 30, 2005 and used $17.4 million of Entergy Mississippi's operating cash flow for the nine months ended September 30, 2004. See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

In addition to storm restoration costs, Hurricanes Katrina and Rita have had three impacts that have affected Entergy Mississippi's liquidity position. The Entergy New Orleans bankruptcy caused fuel and gas suppliers to increase their scrutiny of the remaining domestic utility companies with the concern that one of them could suffer similar impacts, particularly after Hurricane Rita. As a result, some suppliers began requiring accelerated payments and decreased credit lines. The hurricanes damaged certain gas supply lines, thereby decreasing the number of potential suppliers. Finally, the hurricanes exacerbated a market run up in natural gas and power prices, thereby increasing Entergy Mississippi's accounts payable, which consumed available credit lines more quickly. Entergy managed through these events, adequately supplied Entergy Mississippi with fuel and power, and expects to have adequate liquidity and credit to continue supplying Entergy Mississippi with fuel and power.

As discussed in the Form 10-K, in 2003, the domestic utility companies and System Energy filed, with the IRS, notification of a change in tax accounting method for their respective calculations of cost of goods sold. The adjustment implemented a simplified method of allocation of overhead to the production of electricity, which is provided under the IRS capitalization regulations.  The cumulative adjustment placing these companies on the new methodology resulted in a $1.13 billion deduction for Entergy Arkansas, a $630 million deduction for Entergy Gulf States, a $474 million deduction for Entergy Louisiana, a $126 million deduction for Entergy Mississippi, a $30 million deduction for Entergy New Orleans, and a $439 million deduction for System Energy on Entergy's 2003 income tax return.  Entergy's current estimates of the utilization through 2004 indicate that Entergy Arkansas realized $110 million, Entergy Louisiana realized $50 million, Entergy Mississippi realized $9 million, and System Energy realized $135 million in cash tax benefit from the method change.  The Internal Revenue Service has issued new proposed regulations effective in 2005 that may preclude most of the remaining benefit of this tax accounting method change. Although the estimates of the impacts of the new regulations are subject to change, Entergy Arkansas and System Energy are expected to pay approximately $50 million and $130 million, respectively, of the benefit realized through 2004, to other Entergy affiliates under the Entergy Tax Allocation Agreement over a four year period from 2006 through 2009 based upon the affiliates' taxable losses in those periods. However, no payment will be due to the Internal Revenue Service.

Investing Activities

Net cash used in investing activities decreased $4.6 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Decreased capital expenditures as a result of lower spending on transmission and fossil plant projects was partially offset by the maturity in 2004 of $7.5 million of other temporary investments that had been made in 2003, which provided cash in 2004.

Financing Activities

Net cash used in financing activities decreased $26.6 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to the net retirement of $39.6 million of long-term debt during 2004 and a decrease of $12.8 million in dividends paid, partially offset by cash provided by a $25 million draw on Entergy Mississippi's short-term bank credit facility in 2004. See Note 4 to the domestic utility companies and System Energy financial statements for the details of Entergy Mississippi's preferred stock activity in 2005.

Capital Structure

Entergy Mississippi's capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital percentage as of September 30, 2005 is primarily the result money pool activity.

	September 30, 2005	December 31, 2004

Net debt to net capital	52.4%	51.1%
Effect of subtracting cash from debt	0.4%	3.1%
Debt to capital	52.8%	54.2%

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt and shareholders' equity. Net capital consists of capital less cash and cash equivalents. Entergy Mississippi uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi's financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Mississippi's uses and sources of capital. Following are updates to the information presented in the Form 10-K.

See the table in the Form 10-K under "Uses of Capital" which sets forth the amounts of Entergy Mississippi's planned construction and other capital investments for 2005 through 2007. In March 2005, Entergy Mississippi signed an agreement to purchase for $88 million the Attala power plant, a 480 MW natural gas-fired, combined-cycle generating facility owned by Central Mississippi Generating Company (CMGC). Entergy Mississippi plans to invest approximately $20 million in facility upgrades at the Attala plant plus $3 million in other costs, bringing the total capital cost of the project to approximately $111 million. The Attala plant will be 100 percent owned by Entergy Mississippi, and the acquisition is expected to close in late 2005 or early 2006. The purchase of the plant is contingent upon obtaining necessary approvals from various federal agencies, state permitting agencies, and the MPSC, including MPSC approval of investment cost recovery. In May and June 2005, Entergy Mississippi made filings at the MPSC to commence proceedings for MPSC approval both of the acquisition and of the investment cost recovery for the plant. Entergy Mississippi and CMGC had previously executed a purchased power agreement in July 2004 for 100 percent of the plant's output, and this agreement will expire upon the close of the acquisition or in March 2008, whichever occurs earlier. The planned construction and other capital investments line in the table in the Form 10-K includes the estimated cost of the Attala acquisition as a 2006 capital commitment.

As a result of Hurricane Katrina, Entergy Mississippi is currently reassessing its planned levels of construction and other capital investments. Significant construction expenditures are expected due to the restoration and replacement of damaged equipment and assets.

In June 2005, Entergy Mississippi issued 1,200,000 shares of $25 par value 6.25% Series Preferred Stock, all of which are outstanding as of June 30, 2005. The dividends are cumulative and will be payable quarterly beginning November 1, 2005. The preferred stock is redeemable on or after July 1, 2010, at Entergy Mississippi's option, at the call price of $25 per share. The proceeds from this issuance were used in the third quarter of 2005 to redeem $20 million of Entergy Mississippi's $100 par value 8.36% Series Preferred Stock and $10 million of Entergy Mississippi's $100 par value 7.44% Series Preferred Stock.

In April 2005, Entergy Mississippi renewed its 364-day credit facility through May 31, 2006. The amount available under the credit facility is $25 million, of which none was drawn at September 30, 2005.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of utility restructuring, state and local rate regulation, federal regulation and proceedings, market and credit risks, state and local regulatory risks, and litigation risks. The following are updates to the information provided in the Form 10-K.

State and Local Rate Regulation

In May 2005, the MPSC approved a joint stipulation entered into between the Mississippi Public Utilities Staff and Entergy Mississippi regarding Entergy Mississippi's annual formula rate plan filing that provides for no change in rates based on a performance-adjusted ROE mid-point of 10.50%, establishing an allowed regulatory earnings range of 9.1% to 11.9%.

Federal Regulation

System Agreement Litigation

On June 1, 2005, the FERC issued a decision in the System Agreement litigation. The domestic utility companies historically have engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which has been approved by the FERC. The System Agreement litigation proceedings are described in the Form 10-K.

The FERC decision concluded, among other things, that:

  The System Agreement no longer roughly equalizes production costs among the domestic utility companies.
  In order to reach rough production cost equalization, the FERC will impose a bandwidth remedy allowing for a maximum spread of 22 percent (expressed by the FERC as +/- 11%) between the total annual production costs of the highest cost and lowest cost domestic utility companies.
  When calculating the production costs for this purpose, output from the Vidalia hydroelectric power plant will not reflect the actual Vidalia price for that year but will be priced at that year's average MSS-3 price, reducing the amount of Vidalia costs reflected in the comparison of the domestic utility companies' total production costs.
  The remedy ordered by FERC calls for no refunds and would be effective based on the calendar year 2006 production costs with the first potential reallocation payments, if required, expected to be made in 2007.

The FERC's June 2005 order would reallocate production costs of the domestic utility companies whose relative total production costs expressed as a percentage of Entergy System average production costs are outside an upper or lower bandwidth. This would be accomplished by payments from domestic utility companies whose production costs are more than 11% below Entergy System average production costs to domestic utility companies whose production costs are more than 11% above Entergy System average production costs. An assessment of the potential effects of the FERC's June 2005 order requires assumptions regarding the future total production cost of each domestic utility company, which assumptions include the mix of solid fuel and gas-fired generation available to each company and the costs of natural gas and purchased power.  Entergy Louisiana and Entergy Gulf States are more dependent upon gas-fired generation than Entergy Arkansas, Entergy Mississippi, or Entergy New Orleans. Of these, Entergy Arkansas is the least dependent upon gas-fired generation.  Therefore, increases in natural gas prices likely will increase the amount by which Entergy Arkansas' total production costs are below the average production costs of the domestic utility companies.  Considerable uncertainty exists regarding future gas prices. Annual average Henry Hub gas prices have varied significantly over recent years, ranging from $1.72/mmBtu to $5.85/mmBtu for the 1995-2004 period, and averaging $3.43/mmBtu during the ten-year period 1995-2004 and $4.58/mmBtu during the five-year period 2000-2004.  Recent market conditions have resulted in gas prices that have averaged $5.85/mmBtu for the twelve months ended December 2004. During the 12 month period July 1, 2004 to June 30, 2005, which is the annual period closest to the time that the FERC's order was issued, forward gas contracts for each of the next four years based on daily NYMEX close averaged $6.68/mmBtu (2006), $6.25/mmBtu (2007), $5.88/mmBtu (2008) and $5.58/mmBtu (2009). If the FERC's June 2005 order becomes final and if gas prices occur similar to the NYMEX average closing prices given, the following potential annual production cost reallocations among the domestic utility companies could result during the 2007-2010 period:

	Range of Annual Payments or (Receipts)	Average Annual Payment or (Receipt)
	(In Millions)

Entergy Arkansas	$143 to $210	$166
Entergy Gulf States	($134) to ($87)	($113)
Entergy Louisiana	($71) to ($10)	($38)
Entergy Mississippi	($28) to $0	($11)
Entergy New Orleans	($10) to $0	($4)

If natural gas prices deviate by $1/mmBtu up or down from the NYMEX average closing prices given above, it is expected that Entergy Arkansas' annual payments will change in the same direction by approximately $60 to $70 million.

Various pending motions for rehearing and clarification of the FERC's June 2005 order were filed by parties to the proceeding, including the LPSC, the APSC, the MPSC, and the City Council, and by Entergy Services, Inc., on behalf of the domestic utility companies. Among other things, the LPSC's motion urged the FERC to "clarify" that the FERC's order requires the payments and receipts, to the extent any are required, to be made in 2006 based on production costs incurred in 2004 and 2005. Entergy does not believe that this request for "clarification" is consistent with the FERC order and submitted a response urging the FERC to reject this interpretation and instead find that the annual remedy order by the FERC would be evaluated based on calendar year 2006 production costs, with the first potential payments/receipts, if any were required, made in 2007. On September 27, 2005 the LPSC filed a Petition for Writ of Mandamus with the U.S. Court of Appeals for the D.C. Circuit urging the appeals court to order the FERC to "implement a remedy no later than January 1, 2006," or to "at least clarify its ruling by November 15, 2005 concerning the effective date of the rate remedy provided in FERC's June 2005 order." The appeals court has requested the FERC respond to the petition by November 5, 2005 and has also granted requests of the APSC, MPSC, and the domestic utility companies to be authorized to submit a response by that date as well.

Management believes that any changes in the allocation of production costs resulting from the FERC's June 2005 order and related retail proceedings should result in similar rate changes for retail customers. The timing of recovery of these costs in rates could be the subject of additional proceedings before Entergy's retail regulators. Although the outcome and timing of the FERC and other proceedings cannot be predicted at this time, Entergy does not believe that the ultimate resolution of these proceedings will have a material effect on its financial condition or results of operations.

Transmission

See the Form 10-K for a discussion of the petition for declaratory order that Entergy filed with the FERC in January 2005 regarding Entergy's Independent Coordinator of Transmission (ICT) proposal. On March 22, 2005, the FERC issued a declaratory order concluding that: (1) because the Southwest Power Pool (SPP) was the only entity identified as potentially being selected as the ICT and because the SPP is already a "public utility" there was no need to rule on the question of whether the functions of the ICT, alone, would serve to make the ICT a "public utility;" (2) Entergy will continue to be the "transmission provider" for transmission service across its system and that "the presence of SPP as the ICT will not change the existing balance of jurisdiction between [the FERC] and Entergy's retail regulators;" and (3) the FERC "is prepared to grant Entergy's proposed transmission pricing proposal on a two-year experimental basis, subject to certain enhancement and monitoring and reporting conditions." The enhancements referred to by the FERC involve more fully specifying the responsibilities and duties of the ICT, including defining the ICT's role in the preparation of various transmission expansion plans and the performance of studies related to the granting of transmission or interconnection service. Before Entergy's ICT proposal can be implemented, however, Entergy is required to submit further filings with the FERC regarding the modifications and clarifications to the ICT proposal.

On April 8, 2005 several intervenors filed an Emergency Request for Clarification and Request for Expedited Commission Action seeking to have the FERC: (1) clarify the ICT's role in administering the Available Flowgate Capacity (AFC) methodology; (2) clarify the ICT's role in developing the transmission base plan; (3) clarify what the FERC meant when it required Entergy to provide firm transmission rights to customers that pay for supplemental transmission upgrades; and (4) clarify and confirm following Entergy's filing that the FERC will assess SPP's status as being independent of Entergy.

On April 21, 2005 Entergy filed a request for clarification or rehearing of the FERC's March 22 declaratory order requesting that the FERC clarify the respective role of Entergy and the ICT in developing the inputs or criteria used to create the base plan and in preparing certain studies regarding system expansion. The request for clarification further requests that the FERC clarify that the initial two-year period will commence with the actual start date of ICT operations. In the event that the FERC denies Entergy's request for clarification, then Entergy will seek rehearing on these issues. However, in its request, Entergy requested that FERC not rule on these issues at this time but, instead, that the FERC wait to evaluate these issues until such time as Entergy has filed the more detailed tariff sheets and protocols in its subsequent filing to implement the ICT. A joint request for rehearing of the ICT declaratory order was also filed by the City Council, the LPSC, and the MPSC in which the retail regulators expressed their concerns that the findings reached in the declaratory order may result in an expansion of authority of the ICT "that is unnecessary to achieve the [FERC's] goals and is very likely to result in significant increases in the start-up and operational costs of the ICT." The retail regulators request that the FERC not act on their request for rehearing until Entergy has submitted its filing to implement the ICT. The intervenors filed a separate request for rehearing on April 21, 2005 urging the FERC to impose additional conditions on the approval of the ICT and also re-urging the FERC to reject the pricing proposal contained in the ICT proposal.

On May 12, 2005 the FERC issued an order clarifying certain aspects of its March 22 order. In the May 12 order, the FERC indicated that (1) Entergy is to work with the ICT and Entergy's stakeholders to develop procedures by which the ICT will calculate AFCs; (2) Entergy must specifically define the transmission rights that a customer that pays for supplemental upgrades will receive for such payments; (3) the FERC will review the ICT's contract to ensure that the ICT can perform its functions in an independent manner even if SPP is chosen as the ICT; and (4) the initial two-year period will start once the ICT becomes operational.

On May 27, 2005, the domestic utility companies filed the enhanced ICT proposal with the FERC. Entergy believes that the filing is consistent with the FERC guidance received in both the FERC's March 22 and May 12 orders on the ICT. Among other things, the enhanced ICT filing states that the ICT will (1) grant or deny transmission service on the domestic utility companies' transmission system; (2) administer the domestic utility companies' OASIS node for purposes of processing and evaluating transmission service requests and ensuring compliance with the domestic utility companies' obligation to post transmission-related information; (3) develop a base plan for the domestic utility companies' transmission system that will result in the ICT making the determination on whether something should be rolled into the domestic utility companies' transmission rates or directly assigned to the customer requesting or causing an upgrade to be constructed; (4) serve as the reliability coordinator for the Entergy transmission system; and (5) oversee the operation of the weekly procurement process. The enhanced ICT proposal clarifies the rights that customers receive when they fund a supplemental upgrade and also contains a detailed methodology describing the process by which the ICT will evaluate interconnection-related investments already made on the Entergy System for purposes of determining the future allocation of the uncredited portion of these investments.

On June 3, 2005 a group of generators filed with the FERC a request that the FERC schedule a technical conference on the enhanced ICT proposal in order for Entergy to provide additional information on the enhanced ICT proposal. In response, a stakeholder meeting was held in New Orleans on June 30, 2005. Interventions, protests, and comments were filed by interested parties on August 5, 2005. Entergy filed a response to the various pleadings on August 22, 2005. As discussed below in "Available Flowgate Capacity Proceedings," on October 31, 2005 the domestic utility companies notified parties to the ICT proceeding of the potential loss of historical data related to Entergy's calculation of available transfer capability for its transmission system.

In addition, as discussed in the Form 10-K, Entergy Louisiana and Entergy Gulf States have filed an application with the LPSC requesting that the LPSC find that the ICT proposal is a prudent and appropriate course of action. An LPSC hearing on the ICT proposal was held during the week of October 16, 2005. Post-hearing briefs are currently scheduled to be filed on November 7, 2005, with reply briefs scheduled to be filed November 14, 2005.

Available Flowgate Capacity Proceedings

See the Form 10-K for a discussion of proceedings at the FERC involving Entergy's Available Flowgate Capacity (AFC) methodology. On March 22, 2005, the FERC issued an order contemporaneously with the ICT declaratory order discussed above that holds the AFC hearing in abeyance pending action on Entergy's upcoming ICT filing. The order holding the hearing in abeyance further indicated that it would cancel the hearing when the ICT begins to perform its functions. On April 8, 2005 several intervenors filed Emergency Motions for Interim Relief and Expedited Commission Action requesting that, during the interim period before the implementation of the ICT, the FERC (1) institute an audit process to examine and modify Entergy's current AFC process; and (2) require SPP to become involved in the AFC stakeholder process and order certain modifications to Entergy's stakeholder process. The audit process being proposed by the intervenors would not involve an independent auditor, but instead would be an investigation performed by a representative from the intervenors, Entergy, and possibly SPP.  On April 25, 2005, Entergy filed its response to the emergency motion urging the FERC to reject the intervenors' request for the "audit" because the type of investigation proposed by the intervenors would be neither independent nor fair and would only distract from the implementation of the ICT.  Instead, Entergy has proposed that the ICT conduct an independent review of the AFC process and procedures as part of its transition to assuming the identified ICT responsibilities, including the calculation of the AFCs.  Entergy further indicated that it would welcome SPP's participation in the current stakeholder process. On April 21, 2005, the intervenors filed a separate request for rehearing arguing that the FERC must allow the AFC hearing to proceed in parallel with the establishment of the ICT. See "Transmission" above for further discussion of AFC.

On October 31, 2005, the domestic utility companies notified participants in the ICT proceeding that certain historic data related to the hourly AFC models may have been inadvertently lost due to errors in the implementation of a data archiving process. The data at issue is certain hourly AFC data for the nine-month period April 27, 2004 through January 31, 2005. Although Entergy is continuing to pursue all avenues for recovery and retrieval of the historic hourly data, it is difficult to predict whether and to what extent these efforts will ultimately be successful. Since discovering the potential loss of data, the domestic utility companies have taken steps to ensure that these errors cannot recur and to ensure that the current AFC hourly data, including the hourly data from February 1, 2005 forward, is adequately protected and retained. Entergy self-reported the event to the FERC's Office of Market Oversight and Investigations and is providing information to the investigation staff concerning this event. Additionally, Entergy will request that the ICT review the current process for retaining AFC-related data as part of its independent review discussed above.

Federal Legislation

The Energy Policy Act of 2005 became law in August 2005. The legislation contains electricity provisions that, among other things:

  Repeal the Public Utility Holding Company Act of 1935 (PUHCA), effective February 8, 2006, six months after enactment of the Energy Policy Act. As a registered holding company system, Entergy is subject to PUHCA. Some of the more significant effects of PUHCA are that it limits the operations of a registered holding company system to a single, integrated public utility system; regulates transactions among affiliates within a holding company system; governs the issuance, acquisition, and disposition of securities and assets by registered holding companies and their subsidiaries; limits the entry by registered holding companies and their subsidiaries into businesses other than electric or gas utility businesses; and requires SEC approval for certain utility mergers and acquisitions. Certain consumer protection authorities were transferred to the FERC, including new authority over utility mergers and acquisitions, and to the state or local regulatory commissions.
  Codifies the concept of participant funding, a form of cost allocation for transmission interconnections and upgrades, and allows FERC to apply participant funding in all regions of the country. Participant funding helps ensure that a utility's native load customers only bear the costs that are necessary to provide reliable transmission service to them and not bear costs required by generators who seek to deliver power to other regions.
  Provides financing benefits, including loan guarantees and production tax credits, for new nuclear plant construction, and reauthorizes the Price-Anderson Act, the law that provides an umbrella of insurance protection for the payment of public liability claims in the event of a major nuclear power plant incident.
  Revises current tax law treatment of nuclear decommissioning trust funds by allowing regulated and nonregulated taxpayers to make deductible contributions to fund the entire amount of estimated future decommissioning costs.
  Provides a more rapid tax depreciation schedule for transmission assets to encourage investment.
  Creates mandatory electricity reliability guidelines with enforceable penalties to help ensure that the nation's power transmission grid is kept in good repair and that disruptions in the electricity system are minimized.  Entergy already voluntarily complies with National Electricity Reliability Council standards, which are similar to the guidelines mandated by the Energy Policy Act of 2005.
  Establishes conditions for the elimination of the Public Utility Regulatory Policy Act's (PURPA) mandatory purchase obligation from qualifying facilities.

The Energy Power Act requires several rulemakings by the FERC and other government agencies in order to implement its provisions. Therefore, it will be some time before a full assessment of its effect on Entergy and the energy industry can be completed. FERC has proposed rules to implement the repeal of PUHCA. The Energy Policy Act of 2005 requires that these rules be adopted by December 8, 2005. Among other matters, the proposed rules cover the maintenance and retention of books and records and accounting, the allocation of costs for non-power goods or services provided by affiliated service companies and the appropriate pricing mechanism for those goods and services, and the effect of the savings provision in the Energy Policy Act of 2005 which permits continued reliance on certain PUHCA rules and orders after the effective date of PUHCA repeal. In Entergy's response in the FERC rulemaking proceeding, Entergy indicated that (a) FERC should only require the maintenance and retention of those books and records that are relevant to costs incurred by, and the jurisdictional rates of, electric utility and natural gas companies, as specified in the Energy Policy Act of 2005, (b) FERC should not require, but instead permit, the filing with FERC of affiliate cost allocation agreements for non-power goods and services and the price for those goods and services should be the SEC's cost standard under PUHCA and (c) under the savings provision, certain orders issued by the SEC under PUHCA with a term past February 8, 2006 (the date PUHCA repeal is effective) should continue to be in effect until the end of the term in the order.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi's accounting for pension and other retirement costs.

Recently Issued Accounting Pronouncements

In the first quarter 2005, FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 requires companies to recognize at fair value a liability for a conditional asset retirement obligation when incurred, which is generally upon an asset's acquisition, construction, development, or through its normal operation. A conditional asset retirement obligation is generally a legal obligation to incur costs to remove an asset or part of an asset, such as an obligation to comply with environmental regulations and requirements. The obligation is conditional because there is currently no legal requirement to retire or remove the facility that the affected asset is a part of. FIN 47 requires that uncertainty about the timing or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information becomes available. FIN 47 will be effective for Entergy no later than December 31, 2005. Entergy does not believe that the adoption of FIN 47 will be material to its financial position or results of operations because it estimates that any conditional asset retirement obligations required to be recognized under FIN 47 would be offset by a regulatory asset because of the expected recovery of these future costs in rates.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$406,765	$390,337	$946,255	$916,740

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	49,886	122,086	123,177	254,432
Purchased power	199,029	132,108	459,313	325,401
Other operation and maintenance	39,497	46,590	128,228	128,473
Taxes other than income taxes	15,254	14,919	43,920	41,481
Depreciation and amortization	18,089	17,388	54,008	48,013
Other regulatory charges - net	22,095	5,243	20,129	2,055
TOTAL	343,850	338,334	828,775	799,855

OPERATING INCOME	62,915	52,003	117,480	116,885

OTHER INCOME
Allowance for equity funds used during construction	106	1,503	2,167	3,137
Interest and dividend income	947	459	2,275	2,004
Miscellaneous - net	(324)	(568)	(1,015)	(1,044)
TOTAL	729	1,394	3,427	4,097

INTEREST AND OTHER CHARGES
Interest on long-term debt	9,881	9,855	29,554	31,831
Other interest - net	962	573	2,407	1,513
Allowance for borrowed funds used during construction	(443)	(1,043)	(1,787)	(2,245)
TOTAL	10,400	9,385	30,174	31,099

INCOME BEFORE INCOME TAXES	53,244	44,012	90,733	89,883

Income taxes	19,917	16,139	32,465	32,564

NET INCOME	33,327	27,873	58,268	57,319

Preferred dividend requirements and other	909	842	2,609	2,527

EARNINGS APPLICABLE TO
COMMON STOCK	$32,418	$27,031	$55,659	$54,792

See Notes to Respective Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)

OPERATING ACTIVITIES
Net income	$58,268	$57,319
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges - net	20,129	2,055
Depreciation and amortization	54,008	48,013
Deferred income taxes and investment tax credits	28,915	42,127
Changes in working capital:
Receivables	(100,823)	(66,227)
Fuel inventory	793	(727)
Accounts payable	170,044	(8,617)
Taxes accrued	(6,793)	(15,385)
Interest accrued	4,494	2,380
Deferred fuel costs	(100,646)	72,173
Other working capital accounts	(3,530)	(15,115)
Provision for estimated losses and reserves	(3,221)	(794)
Changes in other regulatory assets	(67,012)	(138)
Other	(616)	6,022
Net cash flow provided by operating activities	54,010	123,086

INVESTING ACTIVITIES
Construction expenditures	(100,380)	(113,473)
Allowance for equity funds used during construction	2,167	3,137
Changes in other temporary investments - net	-	7,506
Net cash flow used in investing activities	(98,213)	(102,830)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	(55)	178,550
Preferred stock	29,229	-
Common stock	226	-
Retirement of long-term debt	-	(218,136)
Redemption of preferred stock	(30,269)	-
Changes in short-term borrowings	-	25,000
Dividends paid:
Common stock	(21,900)	(34,700)
Preferred stock	(2,467)	(2,527)
Net cash flow used in financing activities	(25,236)	(51,813)

Net decrease in cash and cash equivalents	(69,439)	(31,557)

Cash and cash equivalents at beginning of period	80,396	63,838

Cash and cash equivalents at end of period	$10,957	$32,281

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$16,186	$31,765
Income taxes	$4,446	$2,950

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
September 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$3,087	$4,716
Temporary cash investment - at cost,
which approximates market	7,870	75,680
Total cash and cash equivalents	10,957	80,396
Accounts receivable:
Customer	135,533	68,821
Allowance for doubtful accounts	(1,071)	(1,126)
Associated companies	28,809	22,616
Other	32,476	12,133
Accrued unbilled revenues	41,868	34,348
Total accounts receivable	237,615	136,792
Deferred fuel costs	77,853	-
Accumulated deferred income taxes	1,487	27,924
Fuel inventory - at average cost	3,344	4,137
Materials and supplies - at average cost	21,511	18,414
Prepayments and other	15,791	15,413
TOTAL	368,558	283,076

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	5,531	5,531
Non-utility property - at cost (less accumulated depreciation)	6,234	6,465
TOTAL	11,765	11,996

UTILITY PLANT
Electric	2,443,645	2,385,465
Property under capital lease	62	95
Construction work in progress	119,102	89,921
TOTAL UTILITY PLANT	2,562,809	2,475,481
Less - accumulated depreciation and amortization	884,907	870,188
UTILITY PLANT - NET	1,677,902	1,605,293

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	20,776	17,628
Other regulatory assets	120,760	82,674
Long-term receivable	3,270	4,510
Other	30,216	31,009
TOTAL	175,022	135,821

TOTAL ASSETS	$2,233,247	$2,036,186

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$ 101,179	$ 65,806
Other	161,295	25,543
Customer deposits	41,768	37,333
Taxes accrued	28,093	40,106
Interest accrued	16,981	12,487
Deferred fuel costs	-	22,793
Obligations under capital leases	47	43
Other	3,810	8,341
TOTAL	353,173	212,452

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	451,122	438,321
Accumulated deferred investment tax credits	12,691	13,687
Obligations under capital leases	15	52
Other regulatory liabilities	19,351	896
Accumulated provisions	9,497	12,718
Long-term debt	695,128	695,073
Other	71,751	75,175
TOTAL	1,259,555	1,235,922

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	50,381	50,381
Common stock, no par value, authorized 12,000,000
shares in 2005 and 15,000,000 shares in 2004;
issued and outstanding 8,666,357 shares in 2005 and 2004	199,326	199,326
Capital stock expense and other	(605)	(59)
Retained earnings	371,417	338,164
TOTAL	620,519	587,812

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,233,247	$2,036,186

See Notes to Respective Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 171	$ 167	$ 4	2
Commercial	122	124	(2)	(2)
Industrial	52	59	(7)	(12)
Governmental	11	11	-	-
Total retail	356	361	(5)	(1)
Sales for resale
Associated companies	30	13	17	131
Non-associated companies	12	10	2	20
Other	9	6	3	50
Total	$ 407	$ 390	$ 17	4

Billed Electric Energy
Sales (GWh):
Residential	1,822	1,658	164	10
Commercial	1,397	1,330	67	5
Industrial	772	773	(1)	-
Governmental	117	114	3	3
Total retail	4,108	3,875	233	6
Sales for resale
Associated companies	269	107	162	151
Non-associated companies	171	132	39	30
Total	4,548	4,114	434	11

	Nine Months Ended		Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$ 366	$ 363	$ 3	1
Commercial	298	297	1	-
Industrial	143	150	(7)	(5)
Governmental	29	29	-	-
Total retail	836	839	(3)	-
Sales for resale
Associated companies	47	24	23	96
Non-associated companies	29	22	7	32
Other	34	32	2	6
Total	$ 946	$ 917	$ 29	3

Billed Electric Energy
Sales (GWh):
Residential	4,078	3,956	122	3
Commercial	3,475	3,395	80	2
Industrial	2,171	2,195	(24)	(1)
Governmental	303	295	8	3
Total retail	10,027	9,841	186	2
Sales for resale
Associated companies	390	185	205	111
Non-associated companies	348	299	49	16
Total	10,765	10,325	440	4

ENTERGY NEW ORLEANS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Hurricane Katrina

In August 2005, Hurricane Katrina caused catastrophic damage to Entergy New Orleans' service territory, including the effect of extensive flooding that resulted from levee breaks in and around the New Orleans area. The storms and flooding resulted in power outages, significant damage to distribution, transmission, generation, and gas infrastructure, and the loss of sales and customers due to mandatory evacuations and the destruction of homes and businesses. Total restoration costs for the repair and/or replacement of Entergy New Orleans' electric and gas facilities damaged by Hurricane Katrina and business continuity costs are estimated to be in the range of $260 to $325 million. These estimates do not include other potential incremental losses, such as losses resulting from the loss of sales and customers.  Entergy plans to pursue a broad range of initiatives to recover storm restoration and business continuity costs and incremental losses. Initiatives include obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for Hurricane Katrina, and pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies.

Entergy New Orleans has recorded accruals for the estimated storm restoration costs. As of September 30, 2005, Entergy New Orleans recorded an increase of $178.9 million in construction work in progress and $81.1 million in other regulatory assets, with a corresponding increase of $260 million in accounts payable. In accordance with its accounting policies, and based on historic treatment of such costs in its service territories and communications with local regulators, Entergy New Orleans recorded these assets because management believes that recovery through some form of regulatory mechanism is probable. Because Entergy has not gone through the regulatory process regarding these storm costs, however, there is an element of risk, and Entergy is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs and incremental losses it may ultimately recover, or the timing of such recovery.

Entergy New Orleans has restored power to customers who can take service in certain areas of their service territory. Some customers in the most devastated areas of New Orleans, approximately 87,000 customers, are unable to accept electric and gas service for a period of time that cannot be estimated. Annual non-fuel revenues associated with these customers are estimated to be $147 million. Entergy New Orleans's estimate of the revenue impact of customers who are currently unable to accept electric and gas service is subject to change, however, because of a range of uncertainties, in particular the timing of when individual customers will return to service. Restoration for many of these customers will follow major repairs or reconstruction of customer facilities, and will be contingent on validation by local authorities of habitability and electrical safety of customers' structures. As a result of the power outages associated with the hurricane, revenues and receivable collections were significantly lower than normal in September 2005. Revenues are expected to be lower for a period of time that cannot yet be estimated at Entergy New Orleans as a result of the 87,000 customers that are unable to accept electric and gas service and the uncertainty of when customers who have electric and gas service will return to their homes. The majority of these customers are residential, and the balance is primarily commercial. As reported in the Form 10-K, as of December 31, 2004 Entergy New Orleans had 189,000 electric customers and 145,000 gas customers. Because of the uncertainty regarding the collection of its outstanding accounts receivable related to the customer losses, Entergy New Orleans increased its allowance for doubtful accounts by $14.9 million, with a corresponding increase in regulatory assets.

Entergy New Orleans plans to pursue a broad range of initiatives to recover storm restoration costs. Initiatives include obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for Hurricane Katrina, and pursuing recovery through existing or new rate mechanisms regulated by the FERC and the City Council. Entergy New Orleans is unable to predict the degree of success it may have in these initiatives, the amount of restoration costs and incremental losses it may recover, or the timing of such recovery.

Entergy's non-nuclear property insurance program provides coverage up to $400 million on an Entergy system-wide basis, subject to a $20 million per occurrence self-insured retention, for all risks coverage for direct physical loss or damage, including boiler and machinery breakdown.  Covered property generally includes power plants, substations, facilities, inventories, and gas distribution-related properties. Excluded property generally includes above-ground transmission and distribution lines, poles, and towers. The primary property program (excess of the deductible) is placed through Oil Insurance Limited ($250 million layer) with the excess program ($150 million layer) placed on a quota share basis through Underwriters at Lloyds (50%) and Hartford Steam Boiler Inspection and Insurance Company (50%).  There is an aggregation limit of $1 billion for all parties insured by OIL for any one occurrence. Coverage is in place for Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy Gulf States, and Entergy New Orleans. Entergy is currently evaluating the amount of the covered losses for Entergy and each of the affected domestic utility companies.

Bankruptcy Proceedings

As a result of Hurricane Katrina that hit Entergy New Orleans' service territory, cash receipts were significantly below normal levels due to the number of customers displaced by the storm and the extended interruption in customers' ability to take power. Entergy New Orleans' need to make cash payments has continued, however, due to costs associated with fuel used before the hurricane outages along with recurring payments associated with fuel and purchased power contracts, in addition to storm restoration costs and other obligations. On September 23, 2005, Entergy New Orleans filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Louisiana seeking reorganization relief under the provisions of Chapter 11 of the United States Bankruptcy Code. Entergy New Orleans continues to operate its business as a debtor-in-possession (DIP) under the jurisdiction of the bankruptcy court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the bankruptcy court. On September 26, 2005, Entergy New Orleans, as borrower, and Entergy Corporation, as lender, entered into the Debtor-in-Possession (DIP) credit agreement, a debtor-in-possession credit facility to provide funding to Entergy New Orleans during its business restoration efforts. The credit facility provides for up to $200 million in loans on an interim basis pending final bankruptcy court approval of the DIP credit agreement. The bankruptcy court originally authorized $100 million in interim borrowing under the facility, and increased the authorization to $200 million on October 26, 2005. The bankruptcy court also issued orders allowing Entergy New Orleans to pay certain pre-petition vendors deemed critical to its restoration efforts and allowing Entergy New Orleans to pay certain pre-petition wages, employee benefits, and employment-related taxes. The bankruptcy court scheduled a hearing for December 7, 2005 to consider entry of an order granting final approval of the DIP credit agreement, including the priority and lien status of the indebtedness under that agreement. The DIP credit agreement is discussed in further detail in the "Liquidity and Capital Resources" section below.

Results of Operations

Net Income

Third Quarter 2005 Compared to Third Quarter 2004

Net income decreased $6.8 million primarily due to lower net revenue and a higher effective income tax rate, partially offset by lower other operation and maintenance expenses.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net income decreased $12.1 million primarily due to lower net revenue and higher depreciation and amortization expenses.

Net Revenue

Third Quarter 2005 Compared to Third Quarter 2004

Net revenue, which is Entergy New Orleans' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the changes in net revenue comparing the third quarter 2005 to the third quarter 2004.
Amount
(In Millions)

2004 net revenue	$70.9
Volume/weather	(13.0)
2004 deferrals	(7.8)
Net gas revenue	(4.1)
Price applied to unbilled electric sales	7.7
Other	2.0
2005 net revenue	$55.7

The volume/weather variance is due to a decrease in storm-related electricity usage in the service territory. Electricity usage decreased a total of 522 GWh compared to the same period in 2004.

The 2004 deferrals variance is due to the deferral of fossil plant maintenance and voluntary severance plan expenses in accordance with a stipulation approved by the City Council in August 2004 in connection with the formula rate plan. The stipulation allows for the recovery of these costs through the amortization of a regulatory asset. The fossil plant maintenance and voluntary severance plan costs are being amortized over five-year periods that became effective January 2003 and January 2004, respectively.

The net gas revenue variance is due to a decrease in storm-related gas usage in the service territory

The price applied to unbilled electric sales variance is due to an increase in the fuel cost component of the price applied to unbilled sales. The increase in the fuel cost component is due to an increase in the price of natural gas. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues.

Gross operating revenues

Gross operating revenues decreased primarily due to the volume/weather variance discussed above.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net revenue, which is Entergy New Orleans' measure of gross margin, consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the changes in net revenue comparing the nine months ended September 30, 2005 to the nine months ended September 30, 2004.
Amount
(In Millions)

2004 net revenue	$191.7
Volume/weather	(14.2)
2004 deferrals	(7.8)
Net gas revenue	(3.8)
Price applied to unbilled electric sales	5.2
Rate refund provisions	4.3
Other	0.2
2005 net revenue	$175.6

The volume/weather variance is due to a decrease in storm-related electricity usage in the service territory. Electricity usage decreased a total of 486 GWh compared to the same period in 2004.

The 2004 deferral variance is due to the deferral of fossil plant maintenance and voluntary severance plan expenses in accordance with a stipulation approved by the City Council in August 2004 in connection with the formula rate plan. The stipulation allows for the recovery of these costs through the amortization of a regulatory asset. The fossil plant maintenance and voluntary severance plan costs are being amortized over a five-year period that became effective January 2003 and January 2004, respectively.

The net gas revenue variance is due to a decrease in storm-related gas usage in the service territory.

The price applied to unbilled electric sales variance is due to an increase in the fuel cost component of the price applied to unbilled sales. The increase in the fuel cost component is due to an increase in the price of natural gas. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 1 to the domestic utility companies and System Energy financial statements in the Form 10-K for further discussion of the accounting for unbilled revenues.

The rate refund provisions variance is due to provisions recorded in the first quarter of 2004 primarily as a result of a resolution adopted by the City Council in February 2004.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $30.5 million in gross wholesale revenue as a result of increased sales to affiliates. The increase is due to decreased demand as a result of Hurricane Katrina resulting in more energy available for resale. The increase was partially offset by the volume/weather variance discussed above.

Fuel and purchased power expenses increased primarily due to increases in the average market prices of natural gas and non-associated purchased power.

Other Income Statement Variances

Third Quarter 2005 Compared to Third Quarter 2004

Other operation and maintenance expenses decreased primarily due to the following:

  a decrease of $1.4 million due to a shift in labor and material costs from normal maintenance work to storm restoration work as a result of Hurricane Katrina;
  a decrease of $0.7 million in contract and material costs for a certain fossil plant; and
  a decrease of $0.6 million in benefit and payroll costs.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Depreciation and amortization expense increased primarily due to an increase in plant in service.

Income Taxes

The effective income tax rates for the third quarters of 2005 and 2004 were 41.5% and 37.8%, respectively. The effective income tax rates for the nine months ended September 30, 2005 and 2004 were 40.7% and 38.3%, respectively. The differences in the effective income tax rates for the periods presented versus the federal statutory rate of 35.0% are primarily due to state income taxes and book and tax differences related to utility plant items.

Preferred Dividends

As a result of Entergy New Orleans' bankruptcy filing, no preferred dividends were declared during the third quarter of 2005.

Liquidity and Capital Resources

Debtor-in-Possession Credit Agreement

On September 26, 2005, Entergy New Orleans, as borrower, and Entergy Corporation, as lender, entered into the Debtor-in-Possession (DIP) credit agreement, a debtor-in-possession credit facility to provide funding to Entergy New Orleans during its business restoration efforts. The credit facility provides for up to $200 million in loans on an interim basis pending final bankruptcy court approval of the DIP credit agreement. The bankruptcy court originally authorized $100 million in interim borrowing under the facility, and increased the authorization to $200 million on October 26, 2005. These funds were requested to enable Entergy New Orleans to meet its near-term obligations, including employee wages and benefits and payments under power purchase and gas supply agreements, and to continue its existing efforts to repair and restore the facilities needed to serve its electric and gas customers. The facility provides the ability for Entergy New Orleans to request funding from Entergy Corporation, but the decision to lend money is at the sole discretion of Entergy Corporation. The SEC has authorized Entergy New Orleans to borrow up to $150 million under the DIP credit agreement. In October 2005, Entergy Corporation and Entergy New Orleans requested an order from the SEC to increase the authorization to $200 million. Management expects the SEC to issue an order increasing the authorization in early December 2005. Entergy New Orleans borrowed $60 million under the DIP credit agreement in September 2005 and that amount remains outstanding at this time. Management currently expects Entergy New Orleans to request funding up to the $100 million level by late November 2005. Management currently expects the remainder of the bankruptcy court authorized funding level to be sufficient to fund Entergy New Orleans' operations into the first quarter 2006.

Borrowings under the DIP credit agreement are due in full, and the agreement will terminate, at the earliest of (i) August 23, 2006, or such later date as Entergy Corporation shall agree to in its sole discretion, (ii) December 10, 2005, if a final order that is satisfactory to Entergy Corporation approving the DIP Credit Agreement shall not have been entered on or prior to such date, (iii) the acceleration of the loans and the termination of the DIP credit agreement in accordance with its terms, (iv) the date of the closing of a sale of all or substantially all of Entergy New Orleans' assets pursuant to section 363 of the Bankruptcy Code or a confirmed plan of reorganization, or (v) the effective date of a plan of reorganization in Entergy New Orleans' bankruptcy case.

As security for Entergy Corporation as the lender, all borrowings by Entergy New Orleans under the DIP credit agreement are: (i) entitled to superpriority administrative claim status pursuant to section 364(c)(1) of the Bankruptcy Code; (ii) secured by a perfected first priority lien on all unencumbered property of Entergy New Orleans pursuant to section 364(c)(2) of the Bankruptcy Code; (iii) secured by a perfected junior lien pursuant to section 364(c)(3) of the Bankruptcy Code on all property of Entergy New Orleans subject to perfected and non-avoidable liens that existed as of the date Entergy New Orleans filed its bankruptcy petition; and (iv) secured by a perfected first priority, senior priming lien pursuant to section 364(d)(1) of the Bankruptcy Code on all property of Entergy New Orleans that is subject to valid, perfected and non-avoidable liens that existed as of the date Entergy New Orleans filed its bankruptcy petition; provided, however, that the superpriority liens granted to Entergy Corporation pursuant to section 364(d)(1) of the Bankruptcy Code shall not be effective unless and until the bankruptcy court issues a final order approving the DIP credit agreement, in which case such priming liens shall be deemed to have been effective as of the date Entergy New Orleans filed its bankruptcy petition.

The interest rate on borrowings under the DIP credit agreement will be the average interest rate of borrowings outstanding under Entergy Corporation's $2 billion revolving credit facility, which currently is approximately 4.6% per annum.

Events of default under the DIP credit agreement include: failure to make payment of any installment of principal or interest when due and payable; the occurrence of a change of control of Entergy New Orleans; the failure of Entergy Corporation to receive, on or prior to November 30, 2005, approval from the SEC regarding the charging of interest under the DIP credit agreement; failure by either Entergy New Orleans or Entergy Corporation to receive other necessary governmental approvals and consents; the occurrence of an event having a materially adverse effect on Entergy New Orleans or its prospects; and customary bankruptcy-related defaults, including, without limitation, appointment of a trustee, "responsible person," or examiner with expanded powers, conversion of Entergy New Orleans' chapter 11 case to a case under chapter 7 of the Bankruptcy Code, and the interim or final orders approving the DIP Credit Agreement being stayed or modified or ceasing to be in full force and effect.

Cash Flow

Cash flows for the nine months ended September 30, 2005 and 2004 were as follows:
	2005	2004
	(In Thousands)

Cash and cash equivalents at beginning of period	$7,954	$4,669

Cash flow provided by (used in):
Operating activities	3,319	40,693
Investing activities	(33,281)	(34,640)
Financing activities	68,694	(10,686)
Net increase (decrease) in cash and cash equivalents	38,732	(4,633)

Cash and cash equivalents at end of period	$46,686	$36

Operating Activities

Net cash provided by operating activities decreased $37.4 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to decreased recovery of deferred fuel costs and decreased collection of receivables both due to Hurricane Katrina, and a pension fund contribution of $12 million made in April 2005, partially offset by an increase of $13 million in income tax refunds in 2005 and money pool activity. Money pool activity provided $37 million of Entergy New Orleans' operating cash flow for the nine months ended September 30, 2005 compared to providing $3.9 million for the nine months ended September 30, 2004.

Entergy New Orleans' receivables from or (payables to) the money pool were as follows:

September 30, 2005	December 31, 2004	September 30, 2004	December 31, 2003
(In Thousands)

($35,558)	$1,413	($2,147)	$1,783

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool. As a result of its bankruptcy filing, Entergy New Orleans is no longer a participant in the money pool. Entergy New Orleans made no additional borrowings from the money pool after September 23, 2005, the bankruptcy filing date. The money pool borrowings reflected on Entergy New Orleans' Balance Sheet as of September 30, 2005 are classified as a pre-petition obligation subject to compromise.

As discussed in the Form 10-K, in 2003, the domestic utility companies and System Energy filed, with the IRS, notification of a change in tax accounting method for their respective calculations of cost of goods sold. The adjustment implemented a simplified method of allocation of overhead to the production of electricity, which is provided under the IRS capitalization regulations.  The cumulative adjustment placing these companies on the new methodology resulted in a $1.13 billion deduction for Entergy Arkansas, a $630 million deduction for Entergy Gulf States, a $474 million deduction for Entergy Louisiana, a $126 million deduction for Entergy Mississippi, a $30 million deduction for Entergy New Orleans, and a $439 million deduction for System Energy on Entergy's 2003 income tax return.  Entergy's current estimates of the utilization through 2004 indicate that Entergy Arkansas realized $110 million, Entergy Louisiana realized $50 million, Entergy Mississippi realized $9 million, and System Energy realized $135 million in cash tax benefit from the method change.  The Internal Revenue Service has issued new proposed regulations effective in 2005 that may preclude most of the remaining benefit of this tax accounting method change. Although the estimates of the impacts of the new regulations are subject to change, Entergy Arkansas and System Energy are expected to pay approximately $50 million and $130 million, respectively, of the benefit realized through 2004, to other Entergy affiliates under the Entergy Tax Allocation Agreement over a four year period from 2006 through 2009 based upon the affiliates' taxable losses in those periods. However, no payment will be due to the Internal Revenue Service.

Financing Activities

Financing activities provided $68.7 million of cash for the nine months ended September 30, 2005 compared to using $10.7 million of cash for the nine months ended September 30, 2004 due to the borrowing of $60 million under the DIP credit agreement in addition to a $15 million borrowing under a 364-day credit facility.

Refer to Note 4 to the domestic utility companies and System Energy financial statements for Entergy New Orleans' long-term debt activity in 2005.

Capital Structure

Entergy New Orleans' capitalization is shown in the following table. The increase in the debt to capital percentage as of September 30, 2005 is primarily the result of increased debt outstanding due to additional borrowings on the DIP credit facility and 364-day credit facility.

	September 30, 2005	December 31, 2004

Net debt to net capital	57.7%	56.0%
Effect of subtracting cash from debt	4.0%	0.9%
Debt to capital	61.7%	56.9%

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable and long-term debt, including the currently maturing portion. Capital consists of debt and shareholders' equity. Net capital consists of capital less cash and cash equivalents. Entergy New Orleans uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans' financial condition.

Uses of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy New Orleans' uses of capital.

As a result of Hurricanes Katrina and Rita and the Entergy New Orleans bankruptcy, Entergy New Orleans is currently reassessing its planned levels of construction and other capital investments. Significant construction expenditures are expected due to the restoration and replacement of damaged equipment and assets.

Refer to the table in the Form 10-K for Entergy New Orleans purchase obligations as of December 31, 2004. At the September 27, 2005 City Council meeting, the City Council adopted a number of emergency measures proposed by Entergy New Orleans to address the effects of Hurricane Katrina on Entergy New Orleans' operations and load. These included the approval of the temporary sale by Entergy New Orleans of the output related to certain purchased power agreements to Entergy Gulf States and Entergy Louisiana, as well as the temporary sale into the wholesale market of Entergy New Orleans' share of the output of Grand Gulf. The City Council also granted Entergy New Orleans' request to suspend temporarily the generation performance-based recovery plan effective with the September 2005 operations month. In addition, the City Council authorized Entergy New Orleans to unwind certain financial gas hedging transactions that had been executed for the upcoming winter 2005-2006 winter heating season to reflect Entergy New Orleans' reduced gas resale customer load as a consequence of Hurricane Katrina. The proceeds of the unwinding, or early settlement, of these gas hedging transactions will be used for storm restoration efforts and will be accounted for as credits to various resale gas customer obligations owed to Entergy New Orleans.

Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy New Orleans' sources of capital.

In July 2005, Entergy Louisiana and Entergy New Orleans renewed their 364-day credit facilities with the same lender through May 2006. Entergy New Orleans increased the amount of its credit facility to $15 million, the same amount as Entergy Louisiana's facility. Either company can borrow up to the full amount on its respective facility, but at no time can the combined amount of outstanding borrowings on the two facilities exceed $15 million. Entergy New Orleans has outstanding borrowings on this credit facility of $15 million at September 30, 2005. Entergy New Orleans granted the lender a security interest in its customer accounts receivables to secure its borrowings under this facility.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of state and local rate regulation, federal regulation and proceedings, market and credit risks, environmental risks, and litigation risks. Following are updates to the information presented in the Form 10-K.

State and Local Rate Regulation

In April 2005, Entergy New Orleans made its annual scheduled formula rate plan filings with the City Council.  The filings showed that a decrease of $0.2 million in electric revenues was warranted and an increase of $3.9 million in gas revenues was warranted. In addition, in May 2005, Entergy New Orleans filed with the City Council a request for continuation of the formula rate plan and generation performance-based rate plan (G-PBR) for an additional three years. The filing requested a target equity component of the capital structure of 45%, an increase from the current target of 42%. In August 2005, Entergy New Orleans, the City Council advisors, and the intervenors entered into an agreement in principle which provided, among other things, for a reduction in Entergy New Orleans' electric base rates of $2.5 million and no change in Entergy New Orleans' gas base rates. The agreement provided for the continuation of the electric and gas formula rate plans for two more annual cycles, effective September 1, 2005, with a target equity ratio of 45% as well as a mid-point return on equity of 10.75%, and a 100 basis point band-width around the mid-point for electric operations and a 50 basis point band-width around the mid-point for gas operations. The agreement in principle also called for the continuation and modification of the G-PBR by separating the operation of the G-PBR from the formula rate plan so that the core business' electric rates are not set on a prospective basis by reference to G-PBR earnings. The agreement in principle provides for a $4.5 million cap on Entergy New Orleans' share of G-PBR savings. The G-PBR plan has been temporarily suspended due to impacts from Hurricane Katrina.

In August 2005, prior to Hurricane Katrina, the Council Utility, Cable and Telecommunications Committee voted to recommend to the City Council a resolution approving this agreement in principle. The City Council was to consider this recommendation at its regularly scheduled meeting on September 1, 2005, but this meeting did not occur due to Hurricane Katrina. On August 31, 2005, the chairman of the Council Utility, Cable and Telecommunications Committee issued a letter authorizing Entergy New Orleans to implement the agreement in principle in accordance with the resolution previously considered by this Council committee, and advising Entergy New Orleans that the City Council would consider the ratification of this letter authorization at the first available opportunity. On September 27, 2005, the City Council ratified the August 31, 2005 letter, and deemed the resolution approving the agreement in principle to be effective as of September 1, 2005.

Federal Regulation

System Agreement Litigation

On June 1, 2005, the FERC issued a decision in the System Agreement litigation. The domestic utility companies historically have engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which has been approved by the FERC. The System Agreement litigation proceedings are described in the Form 10-K.

The FERC decision concluded, among other things, that:

  The System Agreement no longer roughly equalizes production costs among the domestic utility companies.
  In order to reach rough production cost equalization, the FERC will impose a bandwidth remedy allowing for a maximum spread of 22 percent (expressed by the FERC as +/- 11%) between the total annual production costs of the highest cost and lowest cost domestic utility companies.
  When calculating the production costs for this purpose, output from the Vidalia hydroelectric power plant will not reflect the actual Vidalia price for that year but will be priced at that year's average MSS-3 price, reducing the amount of Vidalia costs reflected in the comparison of the domestic utility companies' total production costs.
  The remedy ordered by FERC calls for no refunds and would be effective based on the calendar year 2006 production costs with the first potential reallocation payments, if required, expected to be made in 2007.

The FERC's June 2005 order would reallocate production costs of the domestic utility companies whose relative total production costs expressed as a percentage of Entergy System average production costs are outside an upper or lower bandwidth. This would be accomplished by payments from domestic utility companies whose production costs are more than 11% below Entergy System average production costs to domestic utility companies whose production costs are more than 11% above Entergy System average production costs. An assessment of the potential effects of the FERC's June 2005 order requires assumptions regarding the future total production cost of each domestic utility company, which assumptions include the mix of solid fuel and gas-fired generation available to each company and the costs of natural gas and purchased power.  Entergy Louisiana and Entergy Gulf States are more dependent upon gas-fired generation than Entergy Arkansas, Entergy Mississippi, or Entergy New Orleans. Of these, Entergy Arkansas is the least dependent upon gas-fired generation.  Therefore, increases in natural gas prices likely will increase the amount by which Entergy Arkansas' total production costs are below the average production costs of the domestic utility companies.  Considerable uncertainty exists regarding future gas prices. Annual average Henry Hub gas prices have varied significantly over recent years, ranging from $1.72/mmBtu to $5.85/mmBtu for the 1995-2004 period, and averaging $3.43/mmBtu during the ten-year period 1995-2004 and $4.58/mmBtu during the five-year period 2000-2004.  Recent market conditions have resulted in gas prices that have averaged $5.85/mmBtu for the twelve months ended December 2004. During the 12 month period July 1, 2004 to June 30, 2005, which is the annual period closest to the time that the FERC's order was issued, forward gas contracts for each of the next four years based on daily NYMEX close averaged $6.68/mmBtu (2006), $6.25/mmBtu (2007), $5.88/mmBtu (2008) and $5.58/mmBtu (2009). If the FERC's June 2005 order becomes final and if gas prices occur similar to the NYMEX average closing prices given, the following potential annual production cost reallocations among the domestic utility companies could result during the 2007-2010 period:
	Range of Annual Payments or (Receipts)	Average Annual Payment or (Receipt)
	(In Millions)

Entergy Arkansas	$143 to $210	$166
Entergy Gulf States	($134) to ($87)	($113)
Entergy Louisiana	($71) to ($10)	($38)
Entergy Mississippi	($28) to $0	($11)
Entergy New Orleans	($10) to $0	($4)

If natural gas prices deviate by $1/mmBtu up or down from the NYMEX average closing prices given above, it is expected that Entergy Arkansas' annual payments will change in the same direction by approximately $60 to $70 million.

Various pending motions for rehearing and clarification of the FERC's June 2005 order were filed by parties to the proceeding, including the LPSC, the APSC, the MPSC, and the City Council, and by Entergy Services, Inc., on behalf of the domestic utility companies. Among other things, the LPSC's motion urged the FERC to "clarify" that the FERC's order requires the payments and receipts, to the extent any are required, to be made in 2006 based on production costs incurred in 2004 and 2005. Entergy does not believe that this request for "clarification" is consistent with the FERC order and submitted a response urging the FERC to reject this interpretation and instead find that the annual remedy order by the FERC would be evaluated based on calendar year 2006 production costs, with the first potential payments/receipts, if any were required, made in 2007. On September 27, 2005 the LPSC filed a Petition for Writ of Mandamus with the U.S. Court of Appeals for the D.C. Circuit urging the appeals court to order the FERC to "implement a remedy no later than January 1, 2006," or to "at least clarify its ruling by November 15, 2005 concerning the effective date of the rate remedy provided in FERC's June 2005 order." The appeals court has requested the FERC respond to the petition by November 5, 2005 and has also granted requests of the APSC, MPSC, and the domestic utility companies to be authorized to submit a response by that date as well.

Management believes that any changes in the allocation of production costs resulting from the FERC's June 2005 order and related retail proceedings should result in similar rate changes for retail customers. The timing of recovery of these costs in rates could be the subject of additional proceedings before Entergy's retail regulators. Although the outcome and timing of the FERC and other proceedings cannot be predicted at this time, Entergy does not believe that the ultimate resolution of these proceedings will have a material effect on its financial condition or results of operations.

See the Form 10-K for discussion of the City Council resolution directing Entergy New Orleans and Entergy Louisiana to notify the City Council and obtain prior approval for any action that would materially modify, amend, or terminate the System Agreement for one or more of the domestic utility companies, and the state court decision dismissing the City Council's claims for lack of subject matter jurisdiction. The City Council has appealed that decision to the Louisiana Court of Appeal for the Fourth Circuit.

Transmission

See the Form 10-K for a discussion of the petition for declaratory order that Entergy filed with the FERC in January 2005 regarding Entergy's Independent Coordinator of Transmission (ICT) proposal. On March 22, 2005, the FERC issued a declaratory order concluding that: (1) because the Southwest Power Pool (SPP) was the only entity identified as potentially being selected as the ICT and because the SPP is already a "public utility" there was no need to rule on the question of whether the functions of the ICT, alone, would serve to make the ICT a "public utility;" (2) Entergy will continue to be the "transmission provider" for transmission service across its system and that "the presence of SPP as the ICT will not change the existing balance of jurisdiction between [the FERC] and Entergy's retail regulators;" and (3) the FERC "is prepared to grant Entergy's proposed transmission pricing proposal on a two-year experimental basis, subject to certain enhancement and monitoring and reporting conditions." The enhancements referred to by the FERC involve more fully specifying the responsibilities and duties of the ICT, including defining the ICT's role in the preparation of various transmission expansion plans and the performance of studies related to the granting of transmission or interconnection service. Before Entergy's ICT proposal can be implemented, however, Entergy is required to submit further filings with the FERC regarding the modifications and clarifications to the ICT proposal.

On April 8, 2005 several intervenors filed an Emergency Request for Clarification and Request for Expedited Commission Action seeking to have the FERC: (1) clarify the ICT's role in administering the Available Flowgate Capacity (AFC) methodology; (2) clarify the ICT's role in developing the transmission base plan; (3) clarify what the FERC meant when it required Entergy to provide firm transmission rights to customers that pay for supplemental transmission upgrades; and (4) clarify and confirm following Entergy's filing that the FERC will assess SPP's status as being independent of Entergy.

On April 21, 2005 Entergy filed a request for clarification or rehearing of the FERC's March 22 declaratory order requesting that the FERC clarify the respective role of Entergy and the ICT in developing the inputs or criteria used to create the base plan and in preparing certain studies regarding system expansion. The request for clarification further requests that the FERC clarify that the initial two-year period will commence with the actual start date of ICT operations. In the event that the FERC denies Entergy's request for clarification, then Entergy will seek rehearing on these issues. However, in its request, Entergy requested that FERC not rule on these issues at this time but, instead, that the FERC wait to evaluate these issues until such time as Entergy has filed the more detailed tariff sheets and protocols in its subsequent filing to implement the ICT. A joint request for rehearing of the ICT declaratory order was also filed by the City Council, the LPSC, and the MPSC in which the retail regulators expressed their concerns that the findings reached in the declaratory order may result in an expansion of authority of the ICT "that is unnecessary to achieve the [FERC's] goals and is very likely to result in significant increases in the start-up and operational costs of the ICT." The retail regulators request that the FERC not act on their request for rehearing until Entergy has submitted its filing to implement the ICT. The intervenors filed a separate request for rehearing on April 21, 2005 urging the FERC to impose additional conditions on the approval of the ICT and also re-urging the FERC to reject the pricing proposal contained in the ICT proposal.

On May 12, 2005 the FERC issued an order clarifying certain aspects of its March 22 order. In the May 12 order, the FERC indicated that (1) Entergy is to work with the ICT and Entergy's stakeholders to develop procedures by which the ICT will calculate AFCs; (2) Entergy must specifically define the transmission rights that a customer that pays for supplemental upgrades will receive for such payments; (3) the FERC will review the ICT's contract to ensure that the ICT can perform its functions in an independent manner even if SPP is chosen as the ICT; and (4) the initial two-year period will start once the ICT becomes operational.

On May 27, 2005, the domestic utility companies filed the enhanced ICT proposal with the FERC. Entergy believes that the filing is consistent with the FERC guidance received in both the FERC's March 22 and May 12 orders on the ICT. Among other things, the enhanced ICT filing states that the ICT will (1) grant or deny transmission service on the domestic utility companies' transmission system; (2) administer the domestic utility companies' OASIS node for purposes of processing and evaluating transmission service requests and ensuring compliance with the domestic utility companies' obligation to post transmission-related information; (3) develop a base plan for the domestic utility companies' transmission system that will result in the ICT making the determination on whether something should be rolled into the domestic utility companies' transmission rates or directly assigned to the customer requesting or causing an upgrade to be constructed; (4) serve as the reliability coordinator for the Entergy transmission system; and (5) oversee the operation of the weekly procurement process. The enhanced ICT proposal clarifies the rights that customers receive when they fund a supplemental upgrade and also contains a detailed methodology describing the process by which the ICT will evaluate interconnection-related investments already made on the Entergy System for purposes of determining the future allocation of the uncredited portion of these investments.

On June 3, 2005 a group of generators filed with the FERC a request that the FERC schedule a technical conference on the enhanced ICT proposal in order for Entergy to provide additional information on the enhanced ICT proposal. In response, a stakeholder meeting was held in New Orleans on June 30, 2005. Interventions, protests, and comments were filed by interested parties on August 5, 2005. Entergy filed a response to the various pleadings on August 22, 2005. As discussed below in "Available Flowgate Capacity Proceedings," on October 31, 2005 the domestic utility companies notified parties to the ICT proceeding of the potential loss of historical data related to Entergy's calculation of available transfer capability for its transmission system.

In addition, as discussed in the Form 10-K, Entergy Louisiana and Entergy Gulf States have filed an application with the LPSC requesting that the LPSC find that the ICT proposal is a prudent and appropriate course of action. An LPSC hearing on the ICT proposal was held during the week of October 16, 2005. Post-hearing briefs are currently scheduled to be filed on November 7, 2005, with reply briefs scheduled to be filed November 14, 2005.

Available Flowgate Capacity Proceedings

See the Form 10-K for a discussion of proceedings at the FERC involving Entergy's Available Flowgate Capacity (AFC) methodology. On March 22, 2005, the FERC issued an order contemporaneously with the ICT declaratory order discussed above that holds the AFC hearing in abeyance pending action on Entergy's upcoming ICT filing. The order holding the hearing in abeyance further indicated that it would cancel the hearing when the ICT begins to perform its functions. On April 8, 2005 several intervenors filed Emergency Motions for Interim Relief and Expedited Commission Action requesting that, during the interim period before the implementation of the ICT, the FERC (1) institute an audit process to examine and modify Entergy's current AFC process; and (2) require SPP to become involved in the AFC stakeholder process and order certain modifications to Entergy's stakeholder process. The audit process being proposed by the intervenors would not involve an independent auditor, but instead would be an investigation performed by a representative from the intervenors, Entergy, and possibly SPP.  On April 25, 2005, Entergy filed its response to the emergency motion urging the FERC to reject the intervenors' request for the "audit" because the type of investigation proposed by the intervenors would be neither independent nor fair and would only distract from the implementation of the ICT.  Instead, Entergy has proposed that the ICT conduct an independent review of the AFC process and procedures as part of its transition to assuming the identified ICT responsibilities, including the calculation of the AFCs.  Entergy further indicated that it would welcome SPP's participation in the current stakeholder process. On April 21, 2005, the intervenors filed a separate request for rehearing arguing that the FERC must allow the AFC hearing to proceed in parallel with the establishment of the ICT. See "Transmission" above for further discussion of AFC.

On October 31, 2005, the domestic utility companies notified participants in the ICT proceeding that certain historic data related to the hourly AFC models may have been inadvertently lost due to errors in the implementation of a data archiving process. The data at issue is certain hourly AFC data for the nine-month period April 27, 2004 through January 31, 2005. Although Entergy is continuing to pursue all avenues for recovery and retrieval of the historic hourly data, it is difficult to predict whether and to what extent these efforts will ultimately be successful. Since discovering the potential loss of data, the domestic utility companies have taken steps to ensure that these errors cannot recur and to ensure that the current AFC hourly data, including the hourly data from February 1, 2005 forward, is adequately protected and retained. Entergy self-reported the event to the FERC's Office of Market Oversight and Investigations and is providing information to the investigation staff concerning this event. Additionally, Entergy will request that the ICT review the current process for retaining AFC-related data as part of its independent review discussed above.

Federal Legislation

The Energy Policy Act of 2005 became law in August 2005. The legislation contains electricity provisions that, among other things:

  Repeal the Public Utility Holding Company Act of 1935 (PUHCA), effective February 8, 2006, six months after enactment of the Energy Policy Act. As a registered holding company system, Entergy is subject to PUHCA. Some of the more significant effects of PUHCA are that it limits the operations of a registered holding company system to a single, integrated public utility system; regulates transactions among affiliates within a holding company system; governs the issuance, acquisition, and disposition of securities and assets by registered holding companies and their subsidiaries; limits the entry by registered holding companies and their subsidiaries into businesses other than electric or gas utility businesses; and requires SEC approval for certain utility mergers and acquisitions. Certain consumer protection authorities were transferred to the FERC, including new authority over utility mergers and acquisitions, and to the state or local regulatory commissions.
  Codifies the concept of participant funding, a form of cost allocation for transmission interconnections and upgrades, and allows FERC to apply participant funding in all regions of the country. Participant funding helps ensure that a utility's native load customers only bear the costs that are necessary to provide reliable transmission service to them and not bear costs required by generators who seek to deliver power to other regions.
  Provides financing benefits, including loan guarantees and production tax credits, for new nuclear plant construction, and reauthorizes the Price-Anderson Act, the law that provides an umbrella of insurance protection for the payment of public liability claims in the event of a major nuclear power plant incident.
  Revises current tax law treatment of nuclear decommissioning trust funds by allowing regulated and nonregulated taxpayers to make deductible contributions to fund the entire amount of estimated future decommissioning costs.
  Provides a more rapid tax depreciation schedule for transmission assets to encourage investment.
  Creates mandatory electricity reliability guidelines with enforceable penalties to help ensure that the nation's power transmission grid is kept in good repair and that disruptions in the electricity system are minimized.  Entergy already voluntarily complies with National Electricity Reliability Council standards, which are similar to the guidelines mandated by the Energy Policy Act of 2005.
  Establishes conditions for the elimination of the Public Utility Regulatory Policy Act's (PURPA) mandatory purchase obligation from qualifying facilities.

The Energy Power Act requires several rulemakings by the FERC and other government agencies in order to implement its provisions. Therefore, it will be some time before a full assessment of its effect on Entergy and the energy industry can be completed. FERC has proposed rules to implement the repeal of PUHCA. The Energy Policy Act of 2005 requires that these rules be adopted by December 8, 2005. Among other matters, the proposed rules cover the maintenance and retention of books and records and accounting, the allocation of costs for non-power goods or services provided by affiliated service companies and the appropriate pricing mechanism for those goods and services, and the effect of the savings provision in the Energy Policy Act of 2005 which permits continued reliance on certain PUHCA rules and orders after the effective date of PUHCA repeal. In Entergy's response in the FERC rulemaking proceeding, Entergy indicated that (a) FERC should only require the maintenance and retention of those books and records that are relevant to costs incurred by, and the jurisdictional rates of, electric utility and natural gas companies, as specified in the Energy Policy Act of 2005, (b) FERC should not require, but instead permit, the filing with FERC of affiliate cost allocation agreements for non-power goods and services and the price for those goods and services should be the SEC's cost standard under PUHCA and (c) under the savings provision, certain orders issued by the SEC under PUHCA with a term past February 8, 2006 (the date PUHCA repeal is effective) should continue to be in effect until the end of the term in the order.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans' accounting for unbilled revenue and pension and other retirement costs.

Recently Issued Accounting Pronouncements

In the first quarter 2005, FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 requires companies to recognize at fair value a liability for a conditional asset retirement obligation when incurred, which is generally upon an asset's acquisition, construction, development, or through its normal operation. A conditional asset retirement obligation is generally a legal obligation to incur costs to remove an asset or part of an asset, such as an obligation to comply with environmental regulations and requirements. The obligation is conditional because there is currently no legal requirement to retire or remove the facility that the affected asset is a part of. FIN 47 requires that uncertainty about the timing or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information becomes available. FIN 47 will be effective for Entergy no later than December 31, 2005. Entergy does not believe that the adoption of FIN 47 will be material to its financial position or results of operations because it estimates that any conditional asset retirement obligations required to be recognized under FIN 47 would be offset by a regulatory asset because of the expected recovery of these future costs in rates.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$169,823	$175,661	$459,794	$447,458
Natural gas	19,770	24,375	110,993	108,682
TOTAL	189,593	200,036	570,787	556,140

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	54,460	68,210	190,399	177,799
Purchased power	79,915	68,193	202,699	192,510
Other operation and maintenance	21,592	25,691	72,582	74,242
Taxes other than income taxes	11,497	12,977	32,869	33,041
Depreciation and amortization	8,634	7,803	25,779	21,603
Other regulatory charges (credits) - net	(455)	(7,288)	2,054	(5,872)
TOTAL	175,643	175,586	526,382	493,323

OPERATING INCOME	13,950	24,450	44,405	62,817

OTHER INCOME
Allowance for equity funds used during construction	286	735	814	1,150
Interest and dividend income	631	214	1,157	541
Miscellaneous - net	(208)	(204)	(585)	608
TOTAL	709	745	1,386	2,299

INTEREST AND OTHER CHARGES
Interest on long-term debt	3,237	4,161	10,241	11,871
Other interest - net	678	426	1,546	1,381
Allowance for borrowed funds used during construction	(217)	(612)	(634)	(1,024)
TOTAL	3,698	3,975	11,153	12,228

INCOME BEFORE INCOME TAXES	10,961	21,220	34,638	52,888

Income taxes	4,544	8,031	14,111	20,266

NET INCOME	6,417	13,189	20,527	32,622

Preferred dividend requirements and other	-	241	482	724

EARNINGS APPLICABLE TO
COMMON STOCK	$6,417	$12,948	$20,045	$31,898

See Notes to Respective Financial Statements.

(Page left blank intentionally)

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)
OPERATING ACTIVITIES
Net income	$20,527	$32,622
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory charges (credits) - net	2,054	(5,872)
Depreciation and amortization	25,779	21,603
Deferred income taxes and investment tax credits	14,216	24,261
Changes in working capital:
Receivables	(45,353)	(2,157)
Fuel inventory	(2,816)	(370)
Accounts payable	138,266	(18,859)
Taxes accrued	16,426	2,392
Interest accrued	(2,197)	(3,776)
Deferred fuel costs	(38,698)	9,218
Other working capital accounts	(10,428)	(7,017)
Provision for estimated losses and reserves	(1,467)	(820)
Changes in pension liability	(10,694)	9,303
Changes in other regulatory assets	(113,109)	(5,990)
Other	10,813	(13,845)
Net cash flow provided by operating activities	3,319	40,693

INVESTING ACTIVITIES
Construction expenditures	(34,095)	(36,396)
Allowance for equity funds used during construction	814	1,150
Changes in other temporary investments - net	-	606
Net cash flow used in investing activities	(33,281)	(34,640)

FINANCING ACTIVITIES
Borrowings on DIP credit facility	60,000	-
Proceeds from the issuance of long-term debt	29,783	72,725
Retirement of long-term debt	(30,065)	(77,487)
Changes in short-term borrowings	15,000	-
Dividends paid:
Common stock	(5,300)	(5,200)
Preferred stock	(724)	(724)
Net cash flow provided by (used in) financing activities	68,694	(10,686)

Net increase (decrease) in cash and cash equivalents	38,732	(4,633)

Cash and cash equivalents at beginning of period	7,954	4,669

Cash and cash equivalents at end of period	$46,686	$36

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
Interest - net of amount capitalized	$13,404	$16,577
Income taxes	($18,000)	($5,010)

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
BALANCE SHEETS
ASSETS
September 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$46,686	$2,998
Temporary cash investments - at cost,
which approximates market	-	4,956
Total cash and cash equivalents	46,686	7,954
Accounts receivable:
Customer	74,165	47,356
Allowance for doubtful accounts	(18,621)	(3,492)
Associated companies	6,864	12,223
Other	7,683	7,329
Accrued unbilled revenues	48,626	24,848
Total accounts receivable	118,717	88,264
Deferred fuel costs	41,257	2,559
Fuel inventory - at average cost	6,997	4,181
Materials and supplies - at average cost	9,322	9,150
Prepayments and other	21,249	3,467
TOTAL	244,228	115,575

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	3,259	3,259
Non-utility property at cost (less accumulated depreciation)	1,107	-
TOTAL	4,366	3,259

UTILITY PLANT
Electric	696,538	699,072
Natural gas	195,779	183,728
Construction work in progress	207,754	33,273
TOTAL UTILITY PLANT	1,100,071	916,073
Less - accumulated depreciation and amortization	434,471	435,519
UTILITY PLANT - NET	665,600	480,554

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Other regulatory assets	135,592	40,354
Long term receivables	1,812	2,492
Other	20,621	20,540
TOTAL	158,025	63,386

TOTAL ASSETS	$1,072,219	$662,774

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
September 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$ -	$30,000
DIP credit facility	60,000	-
Notes payable	15,000	-
Accounts payable:
Associated companies	-	30,563
Other	259,267	44,149
Customer deposits	18,379	17,187
Taxes accrued	-	2,592
Accumulated deferred income taxes	14,128	1,906
Interest accrued	816	4,757
Energy Efficiency Program provision	6,871	6,611
Other	1,889	3,477
TOTAL CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE	376,350	141,242

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	77,699	47,062
Accumulated deferred investment tax credits	3,676	3,997
SFAS 109 regulatory liability - net	45,128	46,406
Other regulatory liabilities	12,253	-
Accumulated provisions	2,119	9,323
Pension liability	26,151	36,845
Long-term debt	-	199,902
Other	4,326	3,755
TOTAL NON-CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE	171,352	347,290

LIABILITIES SUBJECT TO COMPROMISE	335,530	-

TOTAL LIABILITIES	883,232	488,532

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Preferred stock without sinking fund	19,780	19,780
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2005
and 2004	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	99,169	84,424
TOTAL	188,987	174,242

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,072,219	$662,774

See Notes to Respective Financial Statements.

ENTERGY NEW ORLEANS, INC.
(DEBTOR-IN-POSSESSION)
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$56	$71	($15)	(21)
Commercial	43	54	(11)	(20)
Industrial	12	11	1	9
Governmental	18	22	(4)	(18)
Total retail	129	158	(29)	(18)
Sales for resale
Associated companies	26	22	4	18
Non-associated companies	3	-	3	-
Other	12	(4)	16	400
Total	$170	$176	$ (6)	(3)

Billed Electric Energy
Sales (GWh):
Residential	538	761	(223)	(29)
Commercial	475	681	(206)	(30)
Industrial	156	168	(12)	(7)
Governmental	215	296	(81)	(27)
Total retail	1,384	1,906	(522)	(27)
Sales for resale
Associated companies	468	280	188	67
Non-associated companies	43	7	36	514
Total	1,895	2,193	(298)	(14)

	Nine Months Ended		Increase/
Description	2005	2004	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$123	$142	($19)	(13)
Commercial	117	130	(13)	(10)
Industrial	28	25	3	12
Governmental	47	53	(6)	(11)
Total retail	315	350	(35)	(10)
Sales for resale
Associated companies	107	79	28	35
Non-associated companies	4	1	3	300
Other	34	18	16	89
Total	$460	$448	$12	3

Billed Electric Energy
Sales (GWh):
Residential	1,384	1,628	(244)	(15)
Commercial	1,546	1,751	(205)	(12)
Industrial	463	418	45	11
Governmental	684	766	(82)	(11)
Total retail	4,077	4,563	(486)	(11)
Sales for resale
Associated companies	1,474	1,030	444	43
Non-associated companies	54	22	32	145
Total	5,605	5,615	(10)	-

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

System Energy's principal asset consists of a 90% ownership and leasehold interest in Grand Gulf. The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. System Energy's operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement. Payments under the Unit Power Sales Agreement are System Energy's only source of operating revenues. Net income remained relatively unchanged for the third quarter, decreasing $0.6 million, and increased slightly by $1.4 million for the nine months ended September 30, 2005, compared to the same respective periods in 2004. The increase for the nine months ended is primarily due to higher interest income earned on temporary cash investments.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2005 and 2004 were as follows:
	2005	2004
	(In Thousands)

Cash and cash equivalents at beginning of period	$216,355	$52,536

Cash flow provided by (used in):
Operating activities	5,581	138,336
Investing activities	(33,012)	(32,739)
Financing activities	(108,790)	(96,749)
Net increase (decrease) in cash and cash equivalents	(136,221)	8,848

Cash and cash equivalents at end of period	$80,134	$61,384

Operating Activities

Cash flow from operations decreased $132.8 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to money pool activity. Money pool activity used $182.7 million of System Energy's operating cash flows for the nine months ended September 30, 2005 and used $66.6 million for the nine months ended September 30, 2004. System Energy's receivables from the money pool were as follows:

September 30, 2005	December 31, 2004	September 30, 2004	December 31, 2003
(In Thousands)

$244,323	$61,592	$85,644	$19,064

See Note 4 to the domestic utility companies and System Energy financial statements in the Form 10-K for a description of the money pool.

As discussed in the Form 10-K, in 2003, the domestic utility companies and System Energy filed, with the IRS, notification of a change in tax accounting method for their respective calculations of cost of goods sold. The adjustment implemented a simplified method of allocation of overhead to the production of electricity, which is provided under the IRS capitalization regulations.  The cumulative adjustment placing these companies on the new methodology resulted in a $1.13 billion deduction for Entergy Arkansas, a $630 million deduction for Entergy Gulf States, a $474 million deduction for Entergy Louisiana, a $126 million deduction for Entergy Mississippi, a $30 million deduction for Entergy New Orleans, and a $439 million deduction for System Energy on Entergy's 2003 income tax return.  Entergy's current estimates of the utilization through 2004 indicate that Entergy Arkansas realized $110 million, Entergy Louisiana realized $50 million, Entergy Mississippi realized $9 million, and System Energy realized $135 million in cash tax benefit from the method change.  The Internal Revenue Service has issued new proposed regulations effective in 2005 that may preclude most of the remaining benefit of this tax accounting method change. Although the estimates of the impacts of the new regulations are subject to change, Entergy Arkansas and System Energy are expected to pay approximately $50 million and $130 million, respectively, of the benefit realized through 2004, to other Entergy affiliates under the Entergy Tax Allocation Agreement over a four year period from 2006 through 2009 based upon the affiliates' taxable losses in those periods. However, no payment will be due to the Internal Revenue Service.

Investing Activities

Investing activities for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 includes the maturity of $6.5 million of other temporary investments, which provided cash in 2004, and an increase of $1.8 million in interest earned on decommissioning trust funds, substantially offset by a decrease of $8.4 million in construction expenditures resulting from the reclassification of inventory items to capital in 2004.

Financing Activities

The increase of $12.0 million in net cash used in financing activities for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily due to an increase of $22.4 million in the January 2005 principal payment made on the Grand Gulf sale-leaseback compared to the January 2004 principal payment. The increase was partially offset by $13.3 million in bond refunding premiums and costs paid in 2004 related to System Energy refunding the bonds in May 2004 associated with its Grand Gulf Lease Obligation.

Capital Structure

System Energy's capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2005	December 31, 2004

Net debt to net capital	49.0%	44.7%
Effect of subtracting cash from debt	2.2%	6.5%
Debt to capital	51.2%	51.2%

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable, capital lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt and common shareholders' equity. Net capital consists of capital less cash and cash equivalents. System Energy uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating System Energy's financial condition.

Uses and Sources of Capital

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of System Energy's uses and sources of capital.

Significant Factors and Known Trends

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors and Known Trends" in the Form 10-K for a discussion of market risks, nuclear matters, litigation risks, and environmental risks. The following is an update to the information provided in the Form 10-K.

Federal Legislation

The Energy Policy Act of 2005 became law in August 2005. The legislation contains electricity provisions that, among other things:

  Repeal the Public Utility Holding Company Act of 1935 (PUHCA), effective February 8, 2006, six months after enactment of the Energy Policy Act. As a registered holding company system, Entergy is subject to PUHCA. Some of the more significant effects of PUHCA are that it limits the operations of a registered holding company system to a single, integrated public utility system; regulates transactions among affiliates within a holding company system; governs the issuance, acquisition, and disposition of securities and assets by registered holding companies and their subsidiaries; limits the entry by registered holding companies and their subsidiaries into businesses other than electric or gas utility businesses; and requires SEC approval for certain utility mergers and acquisitions. Certain consumer protection authorities were transferred to the FERC, including new authority over utility mergers and acquisitions, and to the state or local regulatory commissions.
  Codifies the concept of participant funding, a form of cost allocation for transmission interconnections and upgrades, and allows FERC to apply participant funding in all regions of the country. Participant funding helps ensure that a utility's native load customers only bear the costs that are necessary to provide reliable transmission service to them and not bear costs required by generators who seek to deliver power to other regions.
  Provides financing benefits, including loan guarantees and production tax credits, for new nuclear plant construction, and reauthorizes the Price-Anderson Act, the law that provides an umbrella of insurance protection for the payment of public liability claims in the event of a major nuclear power plant incident.
  Revises current tax law treatment of nuclear decommissioning trust funds by allowing regulated and nonregulated taxpayers to make deductible contributions to fund the entire amount of estimated future decommissioning costs.
  Provides a more rapid tax depreciation schedule for transmission assets to encourage investment.
  Creates mandatory electricity reliability guidelines with enforceable penalties to help ensure that the nation's power transmission grid is kept in good repair and that disruptions in the electricity system are minimized.  Entergy already voluntarily complies with National Electricity Reliability Council standards, which are similar to the guidelines mandated by the Energy Policy Act of 2005.
  Establishes conditions for the elimination of the Public Utility Regulatory Policy Act's (PURPA) mandatory purchase obligation from qualifying facilities.

The Energy Power Act requires several rulemakings by the FERC and other government agencies in order to implement its provisions. Therefore, it will be some time before a full assessment of its effect on Entergy and the energy industry can be completed. FERC has proposed rules to implement the repeal of PUHCA. The Energy Policy Act of 2005 requires that these rules be adopted by December 8, 2005. Among other matters, the proposed rules cover the maintenance and retention of books and records and accounting, the allocation of costs for non-power goods or services provided by affiliated service companies and the appropriate pricing mechanism for those goods and services, and the effect of the savings provision in the Energy Policy Act of 2005 which permits continued reliance on certain PUHCA rules and orders after the effective date of PUHCA repeal. In Entergy's response in the FERC rulemaking proceeding, Entergy indicated that (a) FERC should only require the maintenance and retention of those books and records that are relevant to costs incurred by, and the jurisdictional rates of, electric utility and natural gas companies, as specified in the Energy Policy Act of 2005, (b) FERC should not require, but instead permit, the filing with FERC of affiliate cost allocation agreements for non-power goods and services and the price for those goods and services should be the SEC's cost standard under PUHCA and (c) under the savings provision, certain orders issued by the SEC under PUHCA with a term past February 8, 2006 (the date PUHCA repeal is effective) should continue to be in effect until the end of the term in the order.

Critical Accounting Estimates

See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in System Energy's accounting for nuclear decommissioning costs and pension and other retirement benefits. The following is an update to the information provided in the Form 10-K.

Nuclear Decommissioning Costs

In the third quarter of 2005, System Energy recorded a revision to its estimated decommissioning cost liability in accordance with a new decommissioning cost study for Grand Gulf.  The revised estimate resulted in a $41.4 million reduction in the decommissioning cost liability for Grand Gulf, along with a $39.7 million reduction in utility plant and a $1.7 million reduction in the related regulatory asset.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
	(In Thousands)		(In Thousands)

OPERATING REVENUES
Domestic electric	$140,583	$144,052	$391,737	$403,939

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	8,753	10,411	28,611	27,935
Nuclear refueling outage expenses	3,059	3,087	9,078	9,604
Other operation and maintenance	28,235	26,677	78,717	71,315
Decommissioning	6,354	5,911	18,722	17,416
Taxes other than income taxes	6,685	6,504	19,056	18,660
Depreciation and amortization	33,563	36,125	84,265	88,495
Other regulatory credits - net	(3,100)	(4,264)	(11,611)	(6,439)
TOTAL	83,549	84,451	226,838	226,986

OPERATING INCOME	57,034	59,601	164,899	176,953

OTHER INCOME
Allowance for equity funds used during construction	419	328	1,046	1,196
Interest and dividend income	5,402	1,536	11,919	4,461
Miscellaneous - net	(78)	(136)	(299)	(508)
TOTAL	5,743	1,728	12,666	5,149

INTEREST AND OTHER CHARGES
Interest on long-term debt	16,951	14,361	42,619	45,550
Other interest - net	7	6	15	362
Allowance for borrowed funds used during construction	(132)	(107)	(331)	(387)
TOTAL	16,826	14,260	42,303	45,525

INCOME BEFORE INCOME TAXES	45,951	47,069	135,262	136,577

Income taxes	19,031	19,564	56,185	58,873

NET INCOME	$26,920	$27,505	$79,077	$77,704

See Notes to Respective Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
	(In Thousands)

OPERATING ACTIVITIES
Net income	$79,077	$77,704
Adjustments to reconcile net income to net cash flow provided by operating activities:
Other regulatory credits - net	(11,611)	(6,439)
Depreciation, amortization, and decommissioning	102,987	105,911
Deferred income taxes and investment tax credits	(15,023)	(169,859)
Changes in working capital:
Receivables	(184,995)	(61,512)
Accounts payable	890	(14,736)
Taxes accrued	36,484	217,522
Interest accrued	(13,762)	50
Other working capital accounts	(4,190)	(1,570)
Provision for estimated losses and reserves	22	(2,341)
Changes in other regulatory assets	(810)	21,589
Other	16,512	(27,983)
Net cash flow provided by operating activities	5,581	138,336

INVESTING ACTIVITIES
Construction expenditures	(16,712)	(25,078)
Allowance for equity funds used during construction	1,046	1,196
Nuclear fuel purchases	(48,262)	(45,528)
Proceeds from sale/leaseback of nuclear fuel	48,262	45,709
Decommissioning trust contributions and realized
change in trust assets	(17,346)	(15,520)
Changes in other temporary investments - net	-	6,482
Net cash flow used in investing activities	(33,012)	(32,739)

FINANCING ACTIVITIES
Retirement of long-term debt	(28,790)	(6,348)
Other financing activities	-	(13,301)
Dividends paid:
Common stock	(80,000)	(77,100)
Net cash flow used in financing activities	(108,790)	(96,749)

Net increase (decrease) in cash and cash equivalents	(136,221)	8,848

Cash and cash equivalents at beginning of period	216,355	52,536

Cash and cash equivalents at end of period	$80,134	$61,384

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$52,042	$41,531
Income taxes	$32,522	$5,250

See Notes to Respective Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
September 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$73	$399
Temporary cash investments - at cost,
which approximates market	80,061	215,956
Total cash and cash equivalents	80,134	216,355
Accounts receivable:
Associated companies	297,215	111,588
Other	3,101	3,733
Total accounts receivable	300,316	115,321
Materials and supplies - at average cost	54,697	53,427
Deferred nuclear refueling outage costs	10,891	9,510
Prepayments and other	2,690	1,007
TOTAL	448,728	395,620

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	228,676	205,083

UTILITY PLANT
Electric	3,205,173	3,232,314
Property under capital lease	464,944	469,993
Construction work in progress	36,934	28,743
Nuclear fuel under capital lease	93,286	65,572
TOTAL UTILITY PLANT	3,800,337	3,796,622
Less - accumulated depreciation and amortization	1,862,531	1,780,450
UTILITY PLANT - NET	1,937,806	2,016,172

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
SFAS 109 regulatory asset - net	94,188	96,047
Other regulatory assets	297,522	296,305
Other	18,472	19,578
TOTAL	410,182	411,930

TOTAL ASSETS	$3,025,392	$3,028,805

See Notes to Respective Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDER'S EQUITY
September 30, 2005 and December 31, 2004
(Unaudited)

	2005	2004
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$22,989	$25,266
Accounts payable:
Associated companies	-	3,880
Other	25,821	21,051
Taxes accrued	95,290	46,468
Accumulated deferred income taxes	3,982	3,477
Interest accrued	29,236	42,998
Obligations under capital leases	27,716	27,716
Other	1,765	1,621
TOTAL	206,799	172,477

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	387,445	421,466
Accumulated deferred investment tax credits	73,005	75,612
Obligations under capital leases	65,570	37,855
Other regulatory liabilities	236,421	210,863
Decommissioning	313,212	335,893
Accumulated provisions	2,400	2,378
Long-term debt	823,144	849,593
Other	23,735	28,084
TOTAL	1,924,932	1,961,744

Commitments and Contingencies

SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2005 and 2004	789,350	789,350
Retained earnings	104,311	105,234
TOTAL	893,661	894,584

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$3,025,392	$3,028,805

See Notes to Respective Financial Statements.

ENTERGY ARKANSAS, ENTERGY GULF STATES, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS (DEBTOR-IN-POSSESSION), AND SYSTEM ENERGY

NOTES TO RESPECTIVE FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. COMMITMENTS AND CONTINGENCIES

Entergy New Orleans Bankruptcy (Entergy New Orleans)

See Note 6 to the domestic utility companies and System Energy financial statements for information on the Entergy New Orleans bankruptcy proceeding.

Nuclear Insurance (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

See Note 8 to the domestic utility companies and System Energy financial statements in the Form 10-K for information on nuclear liability and property and replacement power insurance associated with Entergy Arkansas', Entergy Gulf States', Entergy Louisiana's, and System Energy's nuclear power plants. The Price-Anderson Act requires nuclear power plants to show evidence of financial protection in the event of a nuclear accident. Within the Primary Level, the limitation for foreign-sponsored terrorist acts is $300 million per site. If the Terrorism Risk Insurance Act is not renewed by Congress at the end of 2005, the $300 million industry-wide aggregate will also apply to foreign-sponsored terrorist acts. Within the Secondary Financial Protection level, each nuclear plant must pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, up to a maximum of $100.6 million per reactor per incident. This consists of a $95.8 million maximum retrospective premium plus a five percent surcharge that may be applied, if needed, at a rate that is presently set at $15 million per year per nuclear power reactor. There are no domestically- or foreign-sponsored terrorism limitations.

Non-Nuclear Property Insurance (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

Entergy's non-nuclear property insurance program provides coverage up to $400 million on an Entergy system-wide basis, subject to a $20 million per occurrence self-insured retention, for all risks coverage for direct physical loss or damage, including boiler and machinery breakdown.  Covered property generally includes power plants, substations, facilities, inventories, and gas distribution-related properties. Excluded property generally includes above-ground transmission and distribution lines, poles, and towers. The primary property program (excess of the deductible) is placed through Oil Insurance Limited ($250 million layer) with the excess program ($150 million layer) placed on a quota share basis through underwriters at Lloyds (50%) and Hartford Steam Boiler Inspection and Insurance Company (50%).  There is an aggregation limit of $1 billion for all parties insured by OIL for any one occurrence. Coverage is in place for Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy Gulf States, and Entergy New Orleans.

In addition to the OIL program, Entergy has purchased additional coverage for some of its non-regulated, non-generation assets through Zurich American.  This policy serves to buy-down the $20 million deductible and is placed on a scheduled location basis. The applicable deductibles are $100,000 or $250,000 as per the schedule provided to underwriters.

Nuclear Decommissioning and Other Retirement Costs (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy)

See Note 8 to the domestic utility companies and System Energy financial statements in the Form 10-K for information on nuclear decommissioning costs. In the second quarter of 2005, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability in accordance with a new decommissioning cost study for Waterford 3 that reflected an expected life extension for the plant. The revised estimate resulted in a $153.6 million reduction in its decommissioning liability, along with a $49.2 million reduction in utility plant and a $104.4 million reduction in the related regulatory asset.

In the third quarter of 2005, Entergy Arkansas recorded a revision to its estimated decommissioning cost liability for ANO 2 in accordance with the receipt of approval by the NRC of Entergy Arkansas' application for a life extension for the unit. The revised estimate resulted in an $87.2 million reduction in its decommissioning liability, along with a corresponding reduction in the related regulatory asset.

In the third quarter of 2005, System Energy recorded a revision to its estimated decommissioning cost liability in accordance with a new decommissioning cost study for Grand Gulf.  The revised estimate resulted in a $41.4 million reduction in the decommissioning cost liability for Grand Gulf, along with a $39.7 million reduction in utility plant and a $1.7 million reduction in the related regulatory asset.

Income Taxes (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

See Note 8 to the domestic utility companies and System Energy financial statements in the Form 10-K for information regarding certain material income tax audit matters involving the domestic utility companies and System Energy. Following are updates to that disclosure.

Depreciable Property Lives

In October, 2005, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and System Energy concluded settlement discussions with IRS Appeals related to the 1996 - 1998 audit cycle. The most significant issue settled involved the changes in tax depreciation methods with respect to certain types of depreciable property. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans partially conceded depreciation associated with assets other than street lighting and intend to pursue the street lighting depreciation in litigation. The cash concession related to these deductions approximates $24 million, $17 million, $7 million, and $3 million for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans, respectively. Related interest of approximately $10 million, $6 million, $4 million and $1 million for these companies, respectively, has accrued through the end of the third quarter. Entergy Gulf States was not part of the settlement and did not change its accounting method for these certain assets until 1999. The effect of a similar settlement by Entergy Gulf States would result in a cash tax exposure of approximately $25 million plus interest of $8 million. System Energy also partially conceded depreciation associated with these assets. The cash concession related to these deductions approximates $5 million plus interest of $1 million.

Because this issue relates to the timing of when depreciation expense is deducted, the conceded amount for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and System Energy, or any future conceded amounts by Entergy Gulf States will be recovered in future periods. Entergy believes that the contingency provision established in its financial statements sufficiently covers the risk associated with this item.

Mark to Market of Certain Power Contracts

As discussed in the Form 10-K, in 2001, Entergy Louisiana changed its method of accounting for income tax purposes related to its wholesale electric power contracts. The most significant of these is the contract to purchase power from the Vidalia hydroelectric project. On audit of Entergy Louisiana's 2001 tax return, the IRS made an adjustment reducing the amount of the deduction associated with this method change. The adjustment had no material impact on Entergy Louisiana's earnings and required no additional cash payment of 2001 income tax. The Vidalia contract method change has resulted in cumulative cash flow benefits of approximately $790 million through September 30, 2005. This benefit is expected to reverse in the years 2006 through 2031. The tax accounting election has had no effect on book income tax expense. The timing of the reversal of this benefit depends on several variables, including the price of power.

CashPoint Bankruptcy (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

See Note 8 to the domestic utility companies and System Energy financial statements in the Form 10-K for information regarding the bankruptcy of CashPoint, which managed a network of payment agents for the domestic utility companies.

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

Asbestos and Hazardous Material Litigation (Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

Numerous lawsuits have been filed in federal and state courts in Texas, Louisiana, and Mississippi primarily by contractor employees in the 1950-1980 timeframe against Entergy Gulf States, Entergy Louisiana, Entergy New Orleans, and Entergy Mississippi as premises owners of power plants, for damages caused by alleged exposure to asbestos or other hazardous material. Many other defendants are named in these lawsuits as well. Presently, there are approximately 480 lawsuits involving approximately 10,000 claims. Management believes that adequate provisions have been established to cover any exposure. Additionally, negotiations continue with insurers to recover more reimbursement, while new coverage is being secured to minimize anticipated future potential exposures. Management believes that loss exposure has been and will continue to be handled successfully so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position or results of operation of the domestic utility companies involved in these lawsuits.

NOTE 2. RATE AND REGULATORY MATTERS

Regulatory Assets

Other Regulatory Assets

As a result of Hurricane Katrina and Hurricane Rita that hit the domestic utilities' service territory in August and September 2005, the domestic utility companies have recorded accruals for the estimated storm restoration costs. Storm reserve cost accruals reflected in the Balance Sheets as of September 30, 2005 are as follows:
(In Thousands)

Entergy Arkansas	$6,405
Entergy Gulf States	$227,113
Entergy Louisiana	$147,274
Entergy Mississippi	$46,598
Entergy New Orleans	$81,068

The domestic utility companies plan to pursue a broad range of initiatives to recover storm restoration costs. Initiatives include obtaining reimbursement of certain costs covered by insurance, obtaining assistance through federal legislation for Hurricanes Katrina and Rita, and pursuing recovery through existing or new rate mechanisms regulated by the FERC and local regulatory bodies. The domestic utility companies are unable to predict the degree of success it may have in these initiatives, the amount of restoration costs it may recover, or the timing of such recovery.

Deferred Fuel Costs

See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for information regarding fuel proceedings involving the domestic utility companies. The following are updates to the Form 10-K.

Entergy Arkansas

In March 2005, Entergy Arkansas filed with the APSC its energy cost recovery rider for the period April 2005 through March 2006. The filed energy cost rate, which accounts for 15 percent of a typical residential customer's bill using 1,000 kWh per month, increased 31 percent primarily attributable to a true-up adjustment for an under-recovery balance of $11.2 million and a nuclear refueling adjustment resulting from outages scheduled in 2005 at ANO 1 and 2.

In September 2005, Entergy Arkansas filed with the APSC an interim energy cost rate per the energy cost recovery rider that provides for an interim adjustment should the cumulative over- or under-recovery for the energy period exceed 10 percent of the energy costs for that period. As of the end of July 2005, the cumulative under-recovery of fuel and purchased power expenses had exceeded the 10 percent threshold due to increases in purchased power expenditures resulting from higher natural gas prices. The interim rate became effective the first billing cycle in October 2005 per the provisions of the energy cost recovery rider. In early October 2005, the APSC initiated an investigation into Entergy Arkansas' interim rate. The investigation seeks to determine Entergy Arkansas' 1) prudence of gas contracting, portfolio, and hedging practices; 2) wholesale purchases during the period; 3) management of the coal inventory at its coal generation plants; and 4) response to the contractual failure of the railroads to provide coal deliveries. The APSC established a procedural schedule with testimony from Entergy Arkansas, the APSC Staff, and intervenors culminating in a public hearing in May 2006.

Entergy Gulf States

In September 2005, Entergy Gulf States filed an application with the PUCT to implement a net $46.1 million interim fuel surcharge, including interest, to collect under-recovered fuel and purchased power expenses incurred from August 2004 through July 2005. Entergy Gulf States proposed to collect the surcharge over a twelve-month period beginning January 2006. Amounts collected through the interim fuel surcharges are subject to final reconciliation in a future fuel reconciliation proceeding.

In March 2004, Entergy Gulf States filed with the PUCT a fuel reconciliation case covering the period September 2000 through August 2003. Entergy Gulf States is reconciling $1.43 billion of fuel and purchased power costs on a Texas retail basis. This amount includes $8.6 million of under-recovered costs that Entergy Gulf States is asking to reconcile and roll into its fuel over/under-recovery balance to be addressed in the next appropriate fuel proceeding. This case involves imputed capacity and River Bend payment issues similar to those decided adversely in a January 2001 proceeding that is now on appeal. On January 31, 2005, the ALJ issued a Proposal for Decision that recommended disallowing $10.7 million (excluding interest) related to these two issues. In April 2005, the PUCT issued an order reversing in part the ALJ's Proposal for Decision and allowing Entergy Gulf States to recover a part of its request related to the imputed capacity and River Bend payment issues. The PUCT's order reduced the disallowance in the case to $8.3 million. Both Entergy Gulf States and certain cities served by Entergy Gulf States filed motions for rehearing on these issues which were denied by the PUCT. Entergy Gulf States and certain Cities filed appeals to the Travis County District Court. The appeals are pending. Any disallowance will be netted against Entergy Gulf States' under-recovered costs and will be included in its deferred fuel costs balance.

In January 2001, Entergy Gulf States filed with the PUCT a fuel reconciliation case covering the period from March 1999 through August 2000. Entergy Gulf States was reconciling approximately $583 million of fuel and purchased power costs. As part of this filing, Entergy Gulf States requested authority to collect $28 million, plus interest, of under-recovered fuel and purchased power costs. In August 2002, the PUCT reduced Entergy Gulf States' request to approximately $6.3 million, including interest through July 31, 2002. Approximately $4.7 million of the total reduction to the requested surcharge relates to nuclear fuel costs that the PUCT deferred ruling on at that time. In October 2002, Entergy Gulf States appealed the PUCT's final order in Texas District Court. In its appeal, Entergy Gulf States is challenging the PUCT's disallowance of approximately $4.2 million related to imputed capacity costs and its disallowance related to costs for energy delivered from the 30% non-regulated share of River Bend. The case was argued before the Travis County Texas District Court in August 2003 and the Travis County District Court judge affirmed the PUCT's order. In October 2003, Entergy Gulf States appealed this decision to the Court of Appeals. Oral argument before the appellate court occurred in September 2004 and in May 2005, the appellate court affirmed the lower court's decision affirming the PUCT's disallowance. Entergy Gulf States filed a motion for rehearing with the appellate court in this case. Although following the motion for rehearing, the appellate court corrected several errors in its decision, Entergy Gulf States filed a petition seeking review of this case by the Texas Supreme Court.

In January 2003, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States and its affiliates pursuant to a November 1997 LPSC general order. The audit will include a review of the reasonableness of charges flowed by Entergy Gulf States through its fuel adjustment clause in Louisiana for the period January 1, 1995 through December 31, 2002. Discovery is underway, but a detailed procedural schedule extending beyond the discovery stage has not yet been established, and the LPSC staff has not yet issued its audit report. In June 2005, the LPSC expanded the audit to include the years through 2004.

Entergy Louisiana

In August 2000, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Louisiana pursuant to a November 1997 LPSC general order. The time period that is the subject of the audit is January 1, 2000 through December 31, 2001. In September 2003, the LPSC staff issued its audit report and recommended a disallowance with regard to one item. The issue relates to the alleged failure to uprate Waterford 3 in a timely manner, a claim that also has been raised in the summer 2001, 2002, and 2003 purchased power proceedings. The settlement approved by the LPSC in March 2005, discussed above, resolves the uprate imprudence disallowance and is no longer at issue in this proceeding. Subsequent to the issuance of the audit report, the scope of this docket was expanded to include a review of annual reports on fuel and purchased power transactions with affiliates and a prudence review of transmission planning issues. Also, in July 2005, the LPSC expanded the audit to include the years 2002 through 2004. A procedural schedule has been established and LPSC staff and intervenor testimony is due in November 2005.

Entergy Mississippi

In January 2005, the MPSC approved a change in Entergy Mississippi's energy cost recovery rider. Entergy Mississippi's fuel over-recoveries for the third quarter of 2004 of $21.3 million will be deferred from the first quarter 2005 energy cost recovery rider adjustment calculation. The deferred amount of $21.3 million plus carrying charges was refunded through the energy cost recovery rider in the second and third quarters of 2005 at a rate of 45% and 55%, respectively.

Entergy New Orleans

As discussed in Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K, the City Council passed resolutions implementing a package of measures developed by Entergy New Orleans and the Council Advisors to protect customers from potential gas price spikes during the 2004 - 2005 winter heating season including the deferral of collection of up to $6.2 million of gas costs associated with a cap on the purchased gas adjustment in November and December 2004 and in the event that the average residential customer's gas bill were to exceed a threshold level. The deferrals of $1.7 million resulting from these caps will receive accelerated recovery over a seven-month period that began in April 2005.

In November 2004, the City Council directed Entergy New Orleans to confer with the City Council Advisors regarding possible modification of the current gas cost collection mechanism in order to address concerns regarding its fluctuations particularly during the winter heating season. In June 2005, Entergy New Orleans filed a new purchased gas adjustment tariff (PGA tariff) with the City Council. The City Council approved the PGA tariff which became effective with billings in October 2005. In October 2005, the City Council approved modifications to the PGA tariff that will become effective in November 2005. The modifications are intended to minimize fluctuations in PGA rates during the winter months.

Retail Rate Proceedings

See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for information regarding retail rate proceedings involving the domestic utility companies. The following are updates to the Form 10-K.

Filings with the LPSC

Global Settlement (Entergy Gulf States and Entergy Louisiana)

In March 2005, the LPSC approved a settlement proposal to resolve various dockets covering a range of issues for Entergy Gulf States and Entergy Louisiana. The settlement resulted in credits totaling $76 million for retail electricity customers in Entergy Gulf States' Louisiana service territory and credits totaling $14 million for retail electricity customers of Entergy Louisiana. The settlement dismissed Entergy Gulf States' fourth, fifth, sixth, seventh, and eighth annual earnings reviews, Entergy Gulf States' ninth post-merger earnings review and revenue requirement analysis, the continuation of a fuel review for Entergy Gulf States, dockets established to consider issues concerning power purchases for Entergy Gulf States and Entergy Louisiana for the summers of 2001, 2002, 2003, and 2004, all prudence issues associated with decisions made through May 2005 related to the nuclear plant uprates at issue in these cases, and an LPSC docket concerning retail issues arising under the System Agreement. The settlement does not include the System Agreement case at FERC. In addition, Entergy Gulf States agreed not to seek recovery from customers of $2 million of excess refund amounts associated with the fourth through the eighth annual earnings reviews and Entergy Louisiana agreed to forgo recovery of $3.5 million of deferred 2003 capacity costs associated with certain power purchase agreements. The credits were issued in connection with April 2005 billings. Entergy Gulf States and Entergy Louisiana reserved for the approximate refund amounts.

The settlement includes the establishment of a three-year formula rate plan for Entergy Gulf States that, among other provisions, establishes an ROE mid-point of 10.65% for the initial three-year term of the plan and permits Entergy Gulf States to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed range of 9.9% to 11.4% will be allocated 60% to customers and 40% to Entergy Gulf States. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Gulf States. Under the settlement, there was no change to Entergy Gulf States' retail rates at that time.

Retail Rates - Electric

(Entergy Louisiana)

Entergy Louisiana made a rate filing with the LPSC requesting a base rate increase in January 2004. In March 2005, the LPSC staff and Entergy Louisiana filed a proposed settlement that included an annual base rate increase of approximately $18.3 million which was implemented, subject to refund, effective with May 2005 billings. In May 2005, the LPSC approved a modified settlement which, among other things, reduces depreciation and decommissioning expense due to assuming a life extension of Waterford 3 and results in no change in rates. Subsequently, in June 2005, Entergy Louisiana made a revised compliance filing with the LPSC supporting a revised depreciation rate for Waterford 3, which reflects the removal of interim additions, and a rate increase from the purchase of the Perryville power plant, which results in a net $0.8 million annual rate reduction. Entergy Louisiana reduced rates effective with the first billing cycle in July 2005 and refunded excess revenue collected during May 2005, including interest, in August 2005.

The May 2005 rate settlement includes the adoption of a three-year formula rate plan, the terms of which include an ROE mid-point of 10.25% for the initial three-year term of the plan and permit Entergy Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed regulatory range of 9.45% to 11.05% will be allocated 60% to customers and 40% to Entergy Louisiana. The initial formula rate plan filing will be in May 2006 based on a 2005 test year with rates effective September 2006. In addition, there is the potential to extend the formula rate plan beyond the initial three-year effective period by mutual agreement of the LPSC and Entergy Louisiana.

(Entergy Gulf States)

In June 2005, Entergy Gulf States made its formula rate plan filing with the LPSC for the test year ending December 31, 2004. The filing shows a net revenue deficiency of $2.58 million indicating that no refund liability exists. The filing also indicates that a prospective rate increase of $23.8 million is required in order for Entergy Gulf States to earn the authorized ROE mid-point of 10.65%. A revision to the filing was made in September 2005 resulting in a $37.2 million base rate increase effective with the first billing cycle of October 2005. The base rate increase consists of two components. The first is a base rate increase of approximately $21.1 million due to the formula rate plan 2004 test year revenue requirement that reflects certain adjustments. The second component of the increase is the recovery of the annual revenue requirement of $16.1 million associated with the purchase of power from the Perryville generating station, which purchase was approved by the LPSC. Subject to the consideration of comments filed by the LPSC staff and intervenors in the third quarter 2005, additional rate changes associated with the formula rate plan may take effect with the first billing cycle in November 2005.  Any disputed issues will be subject to further investigation by the LPSC, with any resolution of such issues being made effective October 2005.

Retail Rates - Gas (Entergy Gulf States)

In July 2004, Entergy Gulf States filed with the LPSC an application for a change in its rates and charges seeking an increase of $9.1 million in gas base rates in order to allow Entergy Gulf States an opportunity to earn a fair and reasonable rate of return. In June 2005, the LPSC unanimously approved Entergy Gulf States' proposed settlement that includes a $5.8 million gas base rate increase effective the first billing cycle of July 2005 and a rate stabilization plan with an ROE mid-point of 10.5%.

Filings with the PUCT (Entergy Gulf States)

Entergy Gulf States filed with the PUCT in July 2005 a request for implementation of an incremental purchased capacity recovery rider, consistent with the recently passed Texas legislation discussed below under "Electric Industry Restructuring and the Continued Application of SFAS 71." The rider requests $23.1 million annually in incremental revenues on a Texas retail basis which represents the incremental purchased capacity costs, including Entergy Gulf States' obligation to purchase power from Entergy Louisiana's recently acquired Perryville plant, over what is already in Entergy Gulf States' base rates. Entergy Gulf States reached an initial agreement with parties that the date upon which cost recovery and cost reconciliation would begin is September 1, 2005.  The September 1, 2005 agreed upon date for the beginning of the cost recovery and cost reconciliation as well as the requested amount and the processes for implementing the rider are subject to PUCT action and approval. If approved by the PUCT, the rider would be subject to semi-annual modifications and reconciliation in conjunction with Entergy Gulf States' fuel reconciliation proceedings. A further non-unanimous settlement was reached with most of the parties that allows for the rider to be implemented effective December 1, 2005 and collect $18 million annually. The settlement also provides for a fuel reconciliation to be filed by Entergy Gulf States by May 15, 2006 that will resolve the remaining issues in the case with the exception of the amount of purchased power in current base rates and the costs to which load growth is attributed, both of which were settled. The hearing with respect to the non-unanimous settlement, which was opposed by the Office of Public Utility Counsel, was conducted on October 19, 2005 before the ALJ who will issue a proposal for decision which could either recommend to the PUCT acceptance or rejection of the settlement. Also see "Electric Industry Restructuring and the Continued Application of SFAS 71" below for discussion of the provisions in the Texas legislation regarding Entergy Gulf States' ability to file a general rate case and to file for recovery of transition to competition costs.

Filings with the City Council (Entergy New Orleans)

In April 2005, Entergy New Orleans made its annual scheduled formula rate plan filings with the City Council.  The filings showed that a decrease of $0.2 million in electric revenues was warranted and an increase of $3.9 million in gas revenues was warranted. In addition, in May 2005, Entergy New Orleans filed with the City Council a request for continuation of the formula rate plan and generation performance-based rate plan (G-PBR) for an additional three years. The filing requested a target equity component of the capital structure of 45%, an increase from the current target of 42%. In August 2005, Entergy New Orleans, the City Council advisors, and the intervenors entered into an agreement in principle which provided, among other things, for a reduction in Entergy New Orleans' electric base rates of $2.5 million and no change in Entergy New Orleans' gas base rates. The agreement provided for the continuation of the electric and gas formula rate plans for two more annual cycles, effective September 1, 2005, with a target equity ratio of 45% as well as a mid-point return on equity of 10.75%, and a 100 basis point band-width around the mid-point for electric operations and a 50 basis point band-width around the mid-point for gas operations. The agreement in principle also called for the continuation and modification of the G-PBR by separating the operation of the G-PBR from the formula rate plan so that the core business' electric rates are not set on a prospective basis by reference to G-PBR earnings. The agreement in principle provides for a $4.5 million cap on Entergy New Orleans' share of G-PBR savings. The G-PBR plan has been temporarily suspended due to impacts from Hurricane Katrina.

In August 2005, prior to Hurricane Katrina, the Council Utility, Cable and Telecommunications Committee voted to recommend to the City Council a resolution approving this agreement in principle. The City Council was to consider this recommendation at its regularly scheduled meeting on September 1, 2005, but this meeting did not occur due to Hurricane Katrina. On August 31, 2005, the chairman of the Council Utility, Cable and Telecommunications Committee issued a letter authorizing Entergy New Orleans to implement the agreement in principle in accordance with the resolution previously considered by this Council committee, and advising Entergy New Orleans that the City Council would consider the ratification of this letter authorization at the first available opportunity. On September 27, 2005, the City Council ratified the August 31, 2005 letter, and deemed the resolution approving the agreement in principle to be effective as of September 1, 2005.

Fuel Adjustment Clause Litigation

See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for a discussion of the complaint filed by a group of ratepayers with the City Council alleging that Entergy New Orleans and certain affiliates engaged in fuel procurement and power purchasing practices and included certain costs in its fuel adjustment charges that could have resulted in its customers being overcharged by more than $100 million over a period of years. On May 26, 2005, the Civil District Court for the Parish of Orleans affirmed the City Council resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004, finding no support for the plaintiff's claim that the refund amount should be higher. In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal.

Electric Industry Restructuring and the Continued Application of SFAS 71

Previous developments and information related to electric industry restructuring are presented in Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K.

Louisiana (Entergy Gulf States and Entergy Louisiana)

In November 2001, the LPSC decided not to move forward with retail open access for any customers at this time. The LPSC instead directed its staff to hold collaborative group meetings concerning open access from time to time, and to have the LPSC staff monitor developments in neighboring states and to report to the LPSC regarding the progress of retail access developments in those states. In September 2004, in response to a study performed by the Louisiana State University Center for Energy Studies that evaluated a limited industrial-only retail choice program, the LPSC asked the LPSC staff to solicit comments and obtain information from utilities, customers, and other interested parties concerning the potential costs and benefits of a limited choice program, the impact of such a program on other customers, as well as issues such as stranded costs and transmission service.  Comments from interested parties were filed with the LPSC in January 2005. A technical conference was held in April 2005 and in May 2005 interested parties filed reply comments to arguments made at the technical conference. Entergy stated that it believes that there is no new information or credible evidence that would justify altering the LPSC's previous conclusion that retail access is not in the public interest.

Texas (Entergy Gulf States)

See Note 2 to the domestic utility companies and System Energy financial statements in the Form 10-K for a discussion of the status of retail open access in Entergy Gulf States' Texas service territory and Entergy Gulf States' independent organization request.

In June 2005, a Texas law was enacted which provides that:

  Entergy Gulf States is authorized by the legislation to proceed with a jurisdictional separation into two vertically integrated utilities, one subject solely to the retail jurisdiction of the LPSC and one subject solely to the retail jurisdiction of the PUCT;
  the portions of all prior PUCT orders requiring Entergy Gulf States to comply with any provisions of Texas law governing transition to retail competition are void;
  Entergy Gulf States must file a plan by January 1, 2006, identifying the power region(s) to be considered for certification and the steps and schedule to achieve certification;
  Entergy Gulf States must file a transition to competition plan no later than January 1, 2007, that would address how Entergy Gulf States intends to mitigate market power and achieve full customer choice, including potential construction of additional transmission facilities, generation auctions, generation capacity divestiture, reinstatement of a customer choice pilot project, establishment of a price to beat, and other measures;
  Entergy Gulf States' rates are subject to cost-of-service regulation until retail customer choice is implemented;
  Entergy Gulf States may not file a general base rate case in Texas before June 30, 2007, with rates effective no earlier than June 30, 2008, but may seek before then the recovery of certain incremental purchased power capacity costs, adjusted for load growth, not in excess of five percent of its annual base rate revenues (as discussed above in "Filings with the PUCT," in July 2005 Entergy Gulf States filed a request for implementation of an incremental purchased capacity recovery rider); and
  Entergy Gulf States may recover over a period not to exceed 15 years reasonable and necessary transition to competition costs incurred before the effective date of the legislation and not previously recovered, with appropriate carrying charges.

As authorized by the legislation discussed above, in August 2005, Entergy Gulf States filed with the PUCT an application for recovery of its transition to competition costs. Entergy Gulf States requested recovery of $189 million in transition to competition costs through implementation of a 15-year rider to be effective no later than March 1, 2006. The $189 million represents transition to competition costs Entergy Gulf States incurred from June 1, 1999 through June 17, 2005 in preparing for competition in its service area, including attendant AFUDC, and all carrying costs projected to be incurred on the transition to competition costs through February 28, 2006. The $189 million is before any gross-up for taxes or carrying costs over the 15-year recovery period. This matter has been set for hearing beginning in February 2006, with a PUCT decision expected during the third quarter of 2006.

NOTE 3. LINES OF CREDIT, RELATED SHORT-TERM BORROWINGS, AND LONG-TERM DEBT

The short-term borrowings of the domestic utility companies and System Energy are limited to amounts authorized by the SEC. In addition to borrowing from commercial banks, the domestic utility companies and System Energy are authorized to borrow from Entergy's money pool. The money pool is an inter-company borrowing arrangement designed to reduce the domestic utility companies' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the SEC authorized limits. The following are the short-term borrowings from the money pool and the SEC-authorized limits for short-term borrowings for the domestic utility companies and System Energy as of September 30, 2005:

	Authorized	Borrowings
	(In Millions)

Entergy Arkansas	$235	-
Entergy Gulf States	$340	$112.9
Entergy Louisiana	$225	$124.9
Entergy Mississippi	$160	-
System Energy	$140	-

As a result of its bankruptcy filing, Entergy New Orleans is no longer a participant in the money pool. Entergy New Orleans had $35.6 million in borrowings outstanding from the money pool on September 23, 2005, the bankruptcy filing date. The money pool borrowings reflected on Entergy New Orleans' Balance Sheet as of September 30, 2005 are classified as a pre-petition obligation subject to compromise.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans each have 364-day credit facilities available as follows:

Company	Expiration Date	Amount of Facility	Amount Drawn as of September 30, 2005

Entergy Arkansas	April 2006	$85 million (a)	-
Entergy Louisiana	April 2006	$85 million (a)	$40 million
Entergy Louisiana	May 2006	$15 million (b)	-
Entergy Mississippi	May 2006	$25 million	-
Entergy New Orleans	May 2006	$15 million (b)	$15 million

(a)

The combined amount borrowed by Entergy Arkansas and Entergy Louisiana under these facilities at any one time cannot exceed $85 million. Entergy Louisiana granted a security interest in its receivables to secure its $85 million facility.

(b)	The combined amount borrowed by Entergy Louisiana and Entergy New Orleans under these facilities at any one time cannot exceed $15 million.

The 364-day credit facilities have variable interest rates and the average commitment fee is 0.13%. The $85 million Entergy Arkansas and Entergy Louisiana credit facilities each require the respective company to maintain total shareholders' equity of at least 25% of its total assets. In July 2005, Entergy New Orleans granted the lender a security interest in its customer accounts receivables to secure its borrowings under its facility.

On September 26, 2005, Entergy New Orleans, as borrower, and Entergy Corporation, as lender, entered into the Debtor-in-Possession (DIP) credit agreement, a debtor-in-possession credit facility to provide funding to Entergy New Orleans during its business restoration efforts. The credit facility provides for up to $200 million in loans on an interim basis pending final bankruptcy court approval of the DIP credit agreement. The bankruptcy court originally authorized $100 million in interim borrowing under the facility, and increased the authorization to $200 million on October 26, 2005. The facility provides the ability for Entergy New Orleans to request funding from Entergy Corporation, but the decision to lend money is at the sole discretion of Entergy Corporation. The SEC has authorized Entergy New Orleans to borrow up to $150 million under the DIP credit agreement. In October 2005, Entergy Corporation and Entergy New Orleans requested an order from the SEC to increase the authorization to $200 million. Management expects the SEC to issue an order increasing the authorization in early December 2005. Entergy New Orleans borrowed $60 million under the DIP credit agreement in September 2005 and that amount remains outstanding at this time.

Borrowings under the DIP credit agreement are due in full, and the agreement will terminate, at the earliest of (i) August 23, 2006, or such later date as Entergy Corporation shall agree to in its sole discretion, (ii) December 10, 2005, if a final order that is satisfactory to Entergy Corporation approving the DIP Credit Agreement shall not have been entered on or prior to such date, (iii) the acceleration of the loans and the termination of the DIP credit agreement in accordance with its terms, (iv) the date of the closing of a sale of all or substantially all of Entergy New Orleans' assets pursuant to section 363 of the Bankruptcy Code or a confirmed plan of reorganization, or (v) the effective date of a plan of reorganization in Entergy New Orleans' bankruptcy case.

As security for Entergy Corporation as the lender, all borrowings by Entergy New Orleans under the DIP credit agreement are: (i) entitled to superpriority administrative claim status pursuant to section 364(c)(1) of the Bankruptcy Code; (ii) secured by a perfected first priority lien on all unencumbered property of Entergy New Orleans pursuant to section 364(c)(2) of the Bankruptcy Code; (iii) secured by a perfected junior lien pursuant to section 364(c)(3) of the Bankruptcy Code on all property of Entergy New Orleans subject to perfected and non-avoidable liens that existed as of the date Entergy New Orleans filed its bankruptcy petition; and (iv) secured by a perfected first priority, senior priming lien pursuant to section 364(d)(1) of the Bankruptcy Code on all property of Entergy New Orleans that is subject to valid, perfected and non-avoidable liens that existed as of the date Entergy New Orleans filed its bankruptcy petition; provided, however, that the superpriority liens granted to Entergy Corporation pursuant to section 364(d)(1) of the Bankruptcy Code shall not be effective unless and until the bankruptcy court issues a final order approving the DIP credit agreement, in which case such priming liens shall be deemed to have been effective as of the date Entergy New Orleans filed its bankruptcy petition.

The interest rate on borrowings under the DIP credit agreement will be the average interest rate of borrowings outstanding under Entergy Corporation's $2 billion revolving credit facility, which currently is approximately 4.6% per annum.

Events of default under the DIP credit agreement include: failure to make payment of any installment of principal or interest when due and payable; the occurrence of a change of control of Entergy New Orleans; the failure of Entergy Corporation to receive, on or prior to November 30, 2005, approval from the SEC regarding the charging of interest under the DIP credit agreement; failure by either Entergy New Orleans or Entergy Corporation to receive other necessary governmental approvals and consents; the occurrence of an event having a materially adverse effect on Entergy New Orleans or its prospects; and customary bankruptcy-related defaults, including, without limitation, appointment of a trustee, "responsible person," or examiner with expanded powers, conversion of Entergy New Orleans' chapter 11 case to a case under chapter 7 of the Bankruptcy Code, and the interim or final orders approving the DIP Credit Agreement being stayed or modified or ceasing to be in full force and effect.

The following long-term debt has been issued by the domestic utility companies and System Energy in 2005:
	Issue Date	Amount
		(In Thousands)
Entergy Arkansas
Mortgage Bonds:
5.66% Series due February 2025	January 2005	$175,000
4.50% Series due June 2010	May 2005	$100,000

Governmental Bonds:
5.00% Series due January 2021, Independence County	March 2005	$45,000

Entergy Gulf States
Mortgage Bonds:
6.18% Series due March 2035	February 2005	$85,000
5.70% Series due June 2015	May 2005	$200,000
5.12% Series due August 2010	July 2005	$100,000
Libor + 0.75% Series due October 2006	September 2005	$200,000

Entergy Louisiana
Mortgage Bonds:
4.67% Series due June 2010	May 2005	$55,000
5.56% Series due September 2015	August 2005	$100,000
6.30% Series due September 2035	August 2005	$100,000
After balance sheet date:
5.83% Series due November 2010	October 2005	$150,000

Entergy New Orleans
Mortgage Bonds:
4.98% Series due July 2010	June 2005	$30,000

The following long-term debt was retired by the domestic utility companies and System Energy thus far in 2005:

	Retirement Date	Amount
		(In Thousands)
Entergy Arkansas
Mortgage Bonds:
7.00% Series due October 2023	February 2005	$175,000
6.125% Series due July 2005	July 2005	$100,000

Governmental Bonds:
6.25% Series due January 2021, Independence County	April 2005	$45,000

Entergy Gulf States
Mortgage Bonds:
6.77% Series due August 2005	August 2005	$98,000

Governmental Bonds:
9.0% Series due May 2015, West Feliciana Parish	May 2005	$45,000
7.5% Series due May 2015, West Feliciana Parish	May 2005	$41,600
7.7% Series due December 2014, West Feliciana Parish	June 2005	$94,000

Other Long-Term Debt:
8.75% Junior Subordinated Deferrable Interest Debentures due 2046 (Entergy Gulf States)	March 2005	$87,629

Entergy Louisiana
Governmental Bonds:
7.5% Series due June 2021, St. Charles Parish	September 2005	$50,000
7.05% Series due April 2022, St. Charles Parish	September 2005	$20,000
7.0% Series due December 2022, St. Charles Parish	September 2005	$24,000
6.2% Series due May 2023, St. Charles Parish	September 2005	$33,000
6.875% Series due July 2024, St. Charles Parish	September 2005	$20,400
6.375% Series due November 2025, St. Charles Parish	September 2005	$16,770

Entergy New Orleans
Mortgage Bonds:
8.125% Series due July 2005	July 2005	$30,000

System Energy
Other Long-Term Debt
Grand Gulf Lease Obligation payment	N/A	$28,790

Entergy Arkansas used the proceeds from the March 2005 issuance to redeem, prior to maturity, $45 million of 6.25% Series of Independence County bonds in April 2005. The issuance and retirement do not appear on the cash flow statement because the proceeds were placed in a trust and never held as cash by Entergy Arkansas.

In June 2005, Entergy Louisiana purchased its $55 million of 4.9% Series St. Charles Parish bonds from the holders, pursuant to a mandatory tender provision, and has not remarketed the bonds at this time.

In September 2005, Entergy Arkansas purchased its $47 million of 5.05% Series Pope County bonds from the holders, pursuant to a mandatory tender provision, and has not remarketed the bonds at this time.

Tax Exempt Bond Audit (Entergy Louisiana)

The Internal Revenue Service (IRS) is auditing certain Tax Exempt Bonds (Bonds) issued by St. Charles Parish, State of Louisiana (the Issuer). The Bonds were issued to finance previously unfinanced acquisition costs expended by Entergy Louisiana to acquire certain radioactive solid waste disposal facilities (the Facilities) at the Waterford Steam Electric Generating Station. In March and April 2005, the IRS issued proposed adverse determinations that the Issuer's 7.0% Series bonds due 2022, 7.5% Series bonds due 2021, and 7.05% Series bonds due 2022 are not tax exempt. The stated basis for these determinations was that radioactive waste did not constitute "solid waste" within the provisions of the Internal Revenue Code and therefore the Facilities did not qualify as solid waste disposal facilities. The Issuer has requested administrative appeals of the proposed adverse determinations with respect to the Bonds to the IRS Office of Appeals. The Issuer and Entergy Louisiana intend to continue to contest vigorously these matters. The three series of Bonds are the only series of bonds issued by the Issuer for the benefit of Entergy Louisiana that are the subject of audits by the IRS.

NOTE 4. PREFERRED STOCK

(Entergy Mississippi)

In June 2005, Entergy Mississippi issued 1,200,000 shares of $25 par value 6.25% Series Preferred Stock, all of which are outstanding as of September 30, 2005. The dividends are cumulative and will be payable quarterly beginning November 1, 2005. The preferred stock is redeemable on or after July 1, 2010, at Entergy Mississippi's option, at the call price of $25 per share. The proceeds from this issuance were used in the third quarter of 2005 to redeem all $20 million of Entergy Mississippi's $100 par value 8.36% Series Preferred Stock and all $10 million of Entergy Mississippi's $100 par value 7.44% Series Preferred Stock.

NOTE 5. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS

Components of Net Pension Cost

The domestic utility companies' and System Energy's pension cost, including amounts capitalized, for the third quarters of 2005 and 2004, included the following components:

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2005	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,117	$2,619	$1,899	$945	$462	$867
Interest cost on projected
benefit obligation	9,951	7,863	6,129	3,312	1,290	1,437
Expected return on assets	(8,910)	(10,005)	(6,675)	(3,579)	(972)	(1,452)
Amortization of transition asset	-	-	-	-	-	(69)
Amortization of prior service cost	417	240	120	129	57	9
Amortization of (gain)/loss	2,331	(390)	1,611	597	750	207
Net pension cost	$6,906	$327	$3,084	$1,404	$1,587	$999

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2004	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$2,945	$2,405	$1,747	$900	$391	$836
Interest cost on projected
benefit obligation	8,962	7,117	5,444	2,978	1,116	1,296
Expected return on assets	(9,249)	(9,941)	(6,949)	(3,681)	(491)	(1,148)
Amortization of transition asset	-	-	-	-	-	(79)
Amortization of prior service cost	416	378	163	128	57	17
Amortization of (gain)/loss	933	(204)	231	123	272	238
Net pension cost/(income)	$4,007	($245)	$636	$448	$1,345	$1,160

The domestic utility companies' and System Energy's pension cost, including amounts capitalized, for the nine months ended September 30, 2005 and 2004, included the following components:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
2005	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$9,775	$8,026	$5,814	$2,956	$1,336	$2,755
Interest cost on projected
benefit obligation	28,181	22,333	17,179	9,309	3,587	4,262
Expected return on assets	(26,927)	(29,422)	(20,008)	(10,712)	(2,435)	(4,099)
Amortization of transition asset	-	-	-	-	-	(208)
Amortization of prior service cost	1,248	996	445	386	170	43
Amortization of loss	5,556	2,035	3,072	1,649	1,052	666
Net pension cost	$17,833	$3,968	$6,502	$3,588	$3,710	$3,419

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2004	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$8,871	$7,275	$5,187	$2,800	$1,241	$2,506
Interest cost on projected
benefit obligation	26,194	21,335	15,806	8,760	3,198	3,760
Expected return on assets	(27,783)	(29,763)	(20,681)	(11,065)	(2,043)	(3,236)
Amortization of transition asset	-	-	-	-	-	(239)
Amortization of prior service cost	1,250	1,308	541	410	171	53
Amortization of loss	2,565	470	607	537	480	542
Net pension cost	$11,097	$625	$1,460	$1,442	$3,047	$3,386

Components of Net Other Postretirement Benefit Cost

The domestic utility companies' and System Energy's other postretirement benefit cost, including amounts capitalized, for the third quarters of 2005 and 2004, included the following components:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
2005	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,167	$1,017	$789	$369	$210	$447
Interest cost on APBO	2,688	2,313	1,764	918	840	390
Expected return on assets	(1,626)	(1,269)	-	(669)	(579)	(390)
Amortization of transition obligation	204	(48)	96	87	396	3
Amortization of prior service cost	(642)	-	(66)	(228)	9	(198)
Amortization of loss	1,629	657	840	675	336	168
Net other postretirement benefit cost	$3,420	$2,670	$3,423	$1,152	$1,212	$420

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2004	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$965	$1,333	$592	$303	$166	$347
Interest cost on APBO	2,518	2,763	1,660	806	801	358
Expected return on assets	(1,553)	(1,248)	-	(639)	(565)	(340)
Amortization of transition obligation	266	1,147	301	108	530	3
Amortization of prior service cost	8	-	24	4	9	(90)
Amortization of loss	985	404	502	375	131	89
Net other postretirement benefit cost	$3,189	$4,399	$3,079	$957	$1,072	$367

The domestic utility companies' and System Energy's other postretirement benefit cost, including amounts capitalized, for the nine months ended September 30, 2005 and 2004, included the following components:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
2005	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,481	$4,284	$2,167	$1,096	$595	$1,278
Interest cost on APBO	7,865	8,162	5,110	2,584	2,417	1,178
Expected return on assets	(4,899)	(4,001)	-	(2,010)	(1,737)	(1,163)
Amortization of transition obligation	615	1,847	287	263	1,267	11
Amortization of prior service cost	(988)	-	(30)	(320)	28	(477)
Amortization of loss	4,181	2,196	2,221	1,619	758	459
Net other postretirement benefit cost	$10,255	$12,488	$9,755	$3,232	$3,328	$1,286

	Entergy	Entergy	Entergy	Entergy	Entergy	System
2004	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,424	$4,277	$1,925	$1,024	$548	$1,076
Interest cost on APBO	7,745	8,575	5,004	2,387	2,438	1,117
Expected return on assets	(4,684)	(3,739)	-	(1,923)	(1,689)	(966)
Amortization of transition obligation	743	3,442	901	319	1,588	10
Amortization of prior service cost	71	-	80	30	29	(265)
Amortization of loss	3,170	1,567	1,522	1,072	387	320
Net other postretirement benefit cost	$10,469	$14,122	$9,432	$2,909	$3,301	$1,292

Employer Contributions

The domestic utility companies and System Energy expect to contribute the following to pension plans in 2005 and early 2006 in accordance with recent pension funding relief issued by the IRS:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Expected 2005 pension contributions disclosed in Form 10-K	$20,560	$18,948	$2,622	$3,416	$15,667	$9,266
Revised expected 2005 pension contributions	$13,802	$21,893	-	$3,416	$21,281	$12,305
Pension contributions made through September 2005	$4,003	$14,818	-	$1,025	$14,404	$7,694
Remaining estimated pension contributions to be made in 2005 and early 2006	$9,799	$7,075	-	$2,391	$6,877	$4,611

Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act)

Based on actuarial analysis, the estimated impact of future Medicare subsidies reduced the December 31, 2004 Accumulated Postretirement Benefit Obligation (APBO), the third quarter 2005 and 2004 other postretirement benefit cost, and the nine months ended September 30, 2005 and 2004 other postretirement benefit cost for the domestic utility companies and System Energy as follows:
	Entergy	Entergy	Entergy	Entergy	Entergy	System
	Arkansas	Gulf States	Louisiana	Mississippi	New Orleans	Energy
	(In Thousands)
Reduction in 12/31/2004 APBO	($35,928)	($31,846)	($20,085)	($12,227)	($9,742)	($4,982)
Reduction in third quarter 2005
other postretirement benefit cost	($1,275)	($1,104)	($729)	($420)	($318)	($225)
Reduction in third quarter 2004
other postretirement benefit cost	($1,249)	($1,101)	($688)	($414)	($312)	($204)
Reduction in nine months ended September 30, 2005 other postretirement benefit cost	($4,167)	($3,642)	($2,309)	($1,371)	($1,017)	($714)
Reduction in nine months ended September 30, 2004 other postretirement benefit cost	($2,524)	($2,476)	($1,525)	($820)	($717)	($418)

For further information on the Medicare Act refer to Note 10 to the domestic utility companies and System Energy's financial statements in the Form 10-K.

NOTE 6. ENTERGY NEW ORLEANS BANKRUPTCY PROCEEDING

On September 23, 2005, Entergy New Orleans filed a voluntary petition in the United States Bankruptcy Court for the Eastern District of Louisiana seeking reorganization relief under the provisions of Chapter 11 of the United States Bankruptcy Code (Case No. 05-17697). Entergy New Orleans continues to operate its business as a debtor-in-possession under the jurisdiction of the bankruptcy court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the bankruptcy court.

On September 26, 2005, Entergy New Orleans, as borrower, and Entergy Corporation, as lender, entered into the Debtor-in-Possession (DIP) credit agreement, a debtor-in-possession credit facility to provide funding to Entergy New Orleans during its business restoration efforts. The credit facility provides for up to $200 million in loans on an interim basis pending final bankruptcy court approval of the DIP credit agreement. The bankruptcy court originally authorized $100 million in interim borrowing under the facility, and increased the authorization to $200 million on October 26, 2005. The facility provides the ability for Entergy New Orleans to request funding from Entergy Corporation, but the decision to lend money is at the sole discretion of Entergy Corporation. The SEC has authorized Entergy New Orleans to borrow up to $150 million under the DIP credit agreement. In October 2005, Entergy Corporation and Entergy New Orleans requested an order from the SEC to increase the authorization to $200 million. Management expects the SEC to issue an order increasing the authorization in early December 2005. Entergy Corporation provided $60 million to Entergy New Orleans on September 26, 2005 under the DIP Credit Agreement to enable Entergy New Orleans to meet its near-term obligations in its restoration effort, including payments under certain purchased power and gas supply agreements. The bankruptcy court also issued orders allowing Entergy New Orleans to pay certain pre-petition vendors deemed critical to its restoration efforts and allowing Entergy New Orleans to pay certain pre-petition wages, employee benefits, and employment-related taxes. All other pre-petition liabilities have been classified as liabilities subject to compromise in Entergy New Orleans' Balance Sheet as of September 30, 2005. The following table summarized the components of liabilities subject to compromise as of September 30, 2005:
(In Thousands)

Accounts payable - Associated companies	$73,194
Accounts payable - Other	$25,000
Interest accrued	$1,744
Accumulated provisions	$5,737
Long-term debt	$229,855
Total Liabilities Subject to Compromise	$335,530

Payment terms for the amount classified as subject to compromise will be established in connection with a plan of reorganization. The bankruptcy court scheduled a hearing for December 7, 2005 to consider entry of an order granting final approval of the DIP Credit Agreement, including the priority and lien status of the indebtedness under that agreement.

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

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2005, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy Resources (individually "Registrant" and collectively the "Registrants") management, including their respective Chief Executive Officers (CEO) and Chief Financial Officers (CFO). The evaluations assessed the effectiveness of the Registrants' disclosure controls and procedures. Based on the evaluations, each CEO and CFO has concluded that, as to the Registrant or Registrants for which they serve as CEO or CFO, the Registrants' disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

As a result of Hurricanes Katrina and Rita during the third quarter 2005, Entergy had to relocate its corporate headquarters temporarily and modify certain processes to ensure business continuity. Despite the changes in location, the business continuity plan was implemented in a timely manner and Entergy continued to operate effectively using its existing systems and controls to ensure the accuracy, completeness and timeliness of Entergy's financial records. Financial applications experienced a short-term interruption of processing; however, no data was lost, as processing resumed from the point of interruption. Billing and meter reading activities were suspended in all impacted areas immediately following the storms. Billings were resumed as service was restored to these areas, and meter reading was reinstated as safe access and customer service issues were addressed. Initial post-Hurricane Katrina and Rita billings for Entergy Louisiana, Entergy New Orleans and Entergy Gulf States' impacted areas were estimated. In management's evaluation of these changes, management believes that these changes have not materially affected, and are not reasonably likely to affect, the Registrants' internal control over financial reporting.

ENTERGY CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See "PART I, Item 1, Litigation" in the Form 10-K for a discussion of legal proceedings affecting Entergy. Following is an update to that discussion.

Entergy New Orleans Fuel Clause Lawsuit

See "Entergy New Orleans Fuel Clause Lawsuit" in Part I, Item 1 of the Form 10-K for a discussion of the complaint filed with the City Council by a group of ratepayers alleging that Entergy New Orleans and certain affiliates engaged in fuel procurement and power purchasing practices and included certain costs in its fuel adjustment charges that could have resulted in its customers being overcharged by more than $100 million over a period of years. On May 26, 2005, the Civil District Court for the Parish of Orleans affirmed the City Council resolution that resulted in a refund to customers of $11.3 million, including interest, during the months of June through September 2004, finding no support for the plaintiff's claim that the refund amount should be higher. In June 2005, the plaintiffs appealed the Civil District Court decision to the Louisiana Fourth Circuit Court of Appeal.

Entergy New Orleans Rate of Return Lawsuit

See "Entergy New Orleans Rate of Return Lawsuit" in Part I, Item 1 of the Form 10-K for a discussion of the hearing set before the City Council regarding the effect of the provision of the 1922 Ordinance in setting lawful rates. The hearing concluded in June 2005.

Texas Power Price Lawsuit

See "Texas Power Price Lawsuit" in Part I, Item 1 of the Form 10-K for a discussion of the lawsuit filed in the district court of Chambers County, Texas by Texas residents on behalf of a purported class apparently of the Texas retail customers of Entergy Gulf States who were billed and paid for electric power from January 1, 1994 to the present. The plaintiffs' appeal of the district court's dismissal of the lawsuit has been briefed and oral arguments will be heard at a time to be determined by the Court of Appeals.

Entergy Louisiana Formula Ratemaking Plan Lawsuit

See "Entergy Louisiana Formula Ratemaking Plan Lawsuit" in Part I, Item 1 of the Form 10-K for a discussion of the complaint filed against Entergy Louisiana and the LPSC in state court in East Baton Rouge Parish on behalf of a group of Entergy Louisiana ratepayers. This case has been abandoned by operation of law.

Fiber Optic Cable Litigation

See "Fiber Optic Cable Litigation" in Part I, Item 1 of the Form 10-K for a discussion of the litigation filed by several property owners in state court in St. James Parish, Louisiana against Entergy Louisiana, Entergy Services, Entergy Technology Holding Company (ETHC), and Entergy Technology Company (ETC) purportedly on behalf of all property owners in Louisiana who have conveyed easements to the defendants. The Louisiana Fifth Circuit Court of Appeal has denied Entergy's appeal of the trial court's order certifying a class. Entergy is seeking appellate review before the Louisiana Supreme Court.

With respect to the separate lawsuits filed by several property owners against Entergy Corporation, Entergy Mississippi, Entergy Services, ETHC, and ETC in state court in various counties in Mississippi alleging that Entergy Mississippi installed fiber optic cable across their properties without obtaining appropriate easements, plaintiffs in some of the lawsuits have agreed to dismiss the lawsuits based on evidence that there was no fiber optic cable running across their property.

Employment Litigation

See "Employment Litigation" in Part I, Item 1 of the Form 10-K for a discussion of two cases alleging employment-related claims filed by former employees of Entergy Operations who were based at Grand Gulf.  In both cases, the trial courts have granted Entergy Operations' motions for summary judgment seeking a dismissal of the lawsuits and the lawsuits have been dismissed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

7/01/2005-7/31/2005	2,532,500	$76.09	2,532,500	$399,999,934
8/01/2005-8/31/2005	600,000	$76.02	600,000	$399,999,934
9/01/2005-9/30/2005	-	$-	-	$399,999,934
Total	3,132,500	$76.08	3,132,500

(1)

In accordance with Entergy's stock-based compensation plans, Entergy periodically grants stock options to its employees, which may be exercised to obtain shares of Entergy's common stock. According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market. See Note 7 to the consolidated financial statements in the Form 10-K for additional discussion of the stock-based compensation plans. Entergy's management has been authorized to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans, and this authorization does not have an expiration date. In August 2004, Entergy announced a program under which Entergy Corporation will repurchase up to $1.5 billion of its common stock. The program extended originally through the end of 2006, but, due to the effects of Hurricanes Katrina and Rita, the Board authorized the extension of the program through 2008. This repurchase program is incremental to the existing authority to repurchase shares to fund the exercise of employee stock options. The amount of repurchases under the program may vary as a result of material changes in business results or capital spending, or as a result of material new investment opportunities.

(2)

Maximum amount of shares that may yet be repurchased relates only to the $1.5 billion plan and does not include an estimate of the amount of shares that may be purchased to fund the exercise of grants under the stock-based compensation plans.

Item 5. Other Information

Property and Other Generation Resources

See "Part I, Item 1" in the Form 10-K for a discussion of the affiliate purchased power agreements (PPAs) filed by Entergy with the FERC. On June 30, 2005, the FERC ALJ issued an initial decision finding, among other things, that the PPAs are just and reasonable and not unduly discriminatory, except for the Entergy Arkansas retained share of Grand Gulf portion (19MW) of the Entergy Arkansas 110MW PPAs with Entergy Louisiana and Entergy New Orleans. The ALJ therefore removed the 19MW attributable to the Entergy Arkansas retained share from the PPA with Entergy Louisiana. Because the City Council desired to keep the retained share in the PPA with Entergy New Orleans, the ALJ did not remove the 19MW from that PPA. There is no deadline with respect to when a final decision will be issued by the FERC.

On June 28, 2005, a proposed recommendation was issued by an LPSC ALJ regarding the River Bend PPA between Entergy Gulf States and Entergy Louisiana and the PPA between Entergy Arkansas and Entergy Louisiana for capacity from a portion of Entergy Arkansas' coal and nuclear fueled base load resources (EAI WBL).  The ALJ found that once certain transmission issues are resolved, Entergy Louisiana should be encouraged to acquire as much of the 30% share of River Bend as Entergy Gulf States receives authorization to make available. The ALJ further found that the River Bend PPA offers the lowest cost when compared to proposals submitted in response to the Entergy Fall 2002 and Spring 2003 requests for proposal for supply side resources, that it should be dispatchable by the Entergy System, and that it provides Entergy Louisiana with a diverse solid fuel resource that should offer price stability during a time of rising gas prices.  Entergy believes that the transmission issues have been resolved.  With respect to the EAI WBL, the LPSC ALJ found that because there are no transmission issues with respect to this contract and because the pricing of the PPA is to be at the revised MSS-4 price (except for the Grand Gulf related portion of the PPA, which would be priced at $46/MWh) the PPA is attractive to ratepayers.  The LPSC ALJ also determined that the FERC is the regulatory body with jurisdiction to determine whether a right of first refusal to the underlying EAI WBL resources exists under the System Agreement and that if the FERC were to determine that such a right of first refusal does exist, the LPSC may want to direct Entergy Louisiana to exercise that right.  In a June 30, 2005 decision, the presiding FERC ALJ determined that such a right of first refusal does not exist.  A final decision from the LPSC is expected in the fourth quarter of 2005.

Federal Regulation

FERC Audits

See "FERC Audits" in Part I, Item 1 in the Form 10-K for a discussion of audits and reviews initiated by the FERC. The FERC is currently reviewing certain wholesale sales and purchases involving EPMC that occurred during the 1998-2001 time period and similar transactions that Entergy-Koch Trading may have undertaken. EPMC was an Entergy subsidiary engaged in non-regulated wholesale marketing and trading activities prior to the formation of Entergy-Koch. Entergy is working with the FERC investigation staff to provide information regarding these transactions. Refer to "ENTERGY CORPORATION AND SUBSIDIARIES MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - Significant Factors - Available Flowgate Capacity Proceedings" for a discussion concerning the potential loss of certain AFC data.  Following Entergy's notice to the FERC of the potential loss of certain AFC data, the FERC investigation staff initiated a non-public investigation of the domestic utility companies' compliance with the FERC's record retention requirements.  Entergy is providing information to the FERC staff concerning its record retention policies and practices.

Other Customer-initiated Proceedings at the FERC

As discussed in the Form 10-K, in September 2004, East Texas Electric Cooperative (ETEC), filed a complaint at the FERC against Entergy Arkansas relating to a contract dispute over the pricing of substitute energy at the co-owned coal unit, Independence Steam Electric Station (ISES). In October 2004 Arkansas Electric Cooperative (AECC) filed a similar complaint at the FERC against Entergy Arkansas, addressing the same issue with respect to ISES and another co-owned coal unit, White Bluff Electric Station. Entergy Arkansas filed answers to these complaints in October 2004 and November 2004. FERC consolidated the cases, ordered a hearing in the consolidated proceeding, and established refund effective dates. The main issue in the case relates to the consequences under the governing contracts when the dispatch of the coal units is constrained due to system operating conditions. On August 24, 2005, Entergy Arkansas and ETEC filed a settlement at FERC that resolved all issues in dispute between ETEC and Entergy Arkansas. As part of the settlement, ETEC filed to dismiss its complaint. Entergy Arkansas believes that the AECC contracts in dispute recognize the effects of dispatch constraints on the co-owned units and require all of the co-owners, including AECC, to bear the burden of the reduced output. Entergy Arkansas expects an initial decision by a FERC ALJ on the AECC complaint by mid-December 2005.

See the Form 10-K for a discussion of the complaint filed with the FERC in February 2005 by ExxonMobil Chemical Company and ExxonMobil Refining & Supply Company (ExxonMobil) against Entergy Services and the domestic utility companies. On April 18, 2005, the FERC (1) rejected as unfounded ExxonMobil's allegation concerning the netting of its station power needs; and (2) set for hearing the question of whether the facility upgrades and related charges are subject to FERC jurisdiction and, if so, when they became subject to FERC jurisdiction, whether the monthly facility charge violated FERC pricing policy, and whether any refunds are appropriate. The FERC then held the hearing in abeyance in order to provide the parties an opportunity to settle their dispute before hearing procedures commence. Settlement discussions with the assistance of a FERC Settlement Judge are underway.

On January 24, 2005 Cottonwood Energy Company, L.P., an independent generator, filed with the FERC a rate schedule for reactive power that proposes to impose on Entergy Gulf States a rate for reactive supply service allegedly supplied by Cottonwood's electric generating facility. Cottonwood has proposed a fixed monthly charge ($3.4 million annually), which according to Cottonwood represents its revenue requirement for reactive power service. Entergy believes that independent generators should only be compensated for reactive power to the extent that they have an affirmative and continual obligation to provide reactive power support beyond their power factor range when directed to do so by the transmission provider, and is opposing Cottonwood's rate schedule. On March 23, 2005, the FERC accepted Cottonwood's proposed reactive power rate schedule for filing effective on February 1, 2005, subject to refund, and established hearing and settlement judge procedures. A hearing in this proceeding is currently scheduled to commence in January 2006, with an ALJ initial decision scheduled to be issued by April 2006. A similar filing was made by Union Power Partners in May 2005 requesting $4.15 million annually. On July 15, 2005, the FERC accepted Union Power Partners' proposed reactive power rate schedule for filing, effective May 18, subject to refund and established hearing and settlement judge procedures.

During August and September 2005, three additional generators filed similar requests seeking to charge the domestic utility companies' customers a total of approximately $8 million. On September 2, 2005, the domestic utility companies filed a Petition for Declaratory Order with the FERC seeking confirmation that if the domestic utility companies do not seek compensation from wholesale transmission customers for reactive power service provided by their owned generating facilities, then the domestic utility companies are not required to compensate non-affiliated generators for maintaining reactive power within specified limits. Concurrent with their Petition for Declaratory Order, the domestic utility companies filed modifications to their transmission tariff proposing to eliminate any charge for reactive power supplied by the domestic utility companies' owned units. On October 14, 2005, the FERC issued an order granting Entergy's Petition for Declaratory Order and accepting the proposed changes to the transmission tariff, effective November 1, 2005. Accordingly, following November 1, the domestic utility companies' customers should not be required to compensate third party generators for reactive power supplied within the specified limits. The FERC accepted the three additional generators' proposed rate schedules for filing but noted that the proposed rate schedules would no longer be effective after October 31, 2005, consistent with its ruling on the Petition for Declaratory Order. On November 1, 2005, the domestic utility companies filed two complaints with the FERC requesting that the FERC issue similar orders prohibiting Cottonwood and Union Power Partners from charging for reactive power supplied within the specified limits after October 31, 2005.

Environmental Regulation

See "PART I, Item 1, Clean Air Act and Subsequent Amendments, Hazardous Air Pollutants" in the Form 10-K for information related to the hazardous air pollutant emissions reduction programs. In March 2005, the EPA issued a rule to permanently cap and reduce mercury emissions from coal-fired power plants. The Clean Air Mercury Rule establishes "standards of performance" limiting mercury emissions from new and existing coal-fired power plants and creates a market-based cap-and-trade program that will reduce nationwide utility emissions of mercury in two distinct phases. The first phase cap is 38 tons beginning in 2010. The rule has been challenged in the United States Court of Appeals for the District of Columbia Circuit. Unless the rule is stayed, however, the compliance deadlines remain in effect. The rule is also being challenged by various members of the U.S. Senate through a process called the Congressional Review Act. Entergy will continue to monitor these developments.

Entergy owns units that will be subject to the mercury emissions regulations and is studying compliance options in order to determine the best control alternative. Entergy estimates that any necessary capital expenditures for its coal facilities will occur through 2009 and will be approximately $26 million, including $15.4 million at Entergy Arkansas, $4.9 million at Entergy Gulf States, and $5.3 million at Entergy Mississippi. Ongoing operating costs will increase beginning in 2010.

See "PART I, Item 1, Clean Air Act and Subsequent Amendments, Interstate Air Transport" in the Form 10-K for information related to SO2 and NOX emissions reduction programs. In March 2005, the EPA finalized the Clean Air Interstate Rule (CAIR), which will reduce SO2 and NOX emissions from electric generation plants in order to improve air quality in 29 eastern states. The rule will require a combination of capital investment to install pollution control equipment and increased operating costs. Entergy's capital investment and annual operation and maintenance allowance purchase costs will depend on the economic assessment of NOX and SO2 allowance markets, the cost of control technologies, and unit usage. Entergy estimates that the capital expenditures for its Fossil generation fleet will occur through 2009 and will be approximately $90 million, including $2.9 million at Entergy Arkansas, $17 million at Entergy Gulf States, $36.1 million at Entergy Louisiana, $6.2 million at Entergy Mississippi, and $27.4 million at Entergy New Orleans.

The capital financial impact could be offset by emission markets which allow for purchases or use of allocated credits; however, the allocation of the emission allowances and the set up of the market will determine the ultimate cost to Entergy. Entergy believes that the allocation is unfairly skewed towards states with relatively higher emissions by the use of a fuel-adjustment factor in the final rule that was not included in the draft rule. Entergy will continue to study the final rule's impact to its generation fleet and will work to ensure that all states are treated fairly in the allocation of emission credits. Entergy has filed a Petition for Reconsideration with the EPA and a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit concerning the final rule's use of fuel-adjustment factors.

See "PART I, Item 1, Other Environmental Matters" in the Form 10-K for information related the remedial investigation of the Lake Charles, Louisiana Service Center site, located in Entergy Gulf States' service territory. In August 2005, an administrative order was issued by the EPA requiring that a 10-year groundwater study be constructed at this site. The groundwater monitoring study will begin in the fourth quarter of 2005. Entergy Gulf States believes that its ultimate responsibility for this site will not materially exceed its existing clean-up provision of $1.5 million.

Election of Directors

Entergy Corporation

On July 29, 2005, the Board elected two new members, Gary W. Edwards and Stuart L. Levenick.  There is no arrangement or understanding between either of the newly-elected directors and any person pursuant to which each was selected as a director.

On September 24, 2005, Entergy Corporation's Board of Directors elected a new member, W. J. "Billy" Tauzin. There is no arrangement or understanding between Mr. Tauzin and any person pursuant to which he was selected as a director.

Entergy New Orleans

On September 22, 2005, Leo P. Denault, Mark Savoff, and Richard J. Smith, each of whom is an officer of Entergy Corporation, resigned as members of the board of directors of Entergy New Orleans because of a potential conflict of interest with their duties and responsibilities to Entergy Corporation. To replace them, on September 22, 2005, Entergy Corporation, the holder of all issued and outstanding shares of common stock, elected Tracie Boutte and Roderick West as members of the board of directors of Entergy New Orleans.

Earnings Ratios (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

The domestic utility companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:
	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					September 30,
	2000	2001	2002	2003	2004	2005

Entergy Arkansas	3.01	3.29	2.79	3.17	3.37	3.94
Entergy Gulf States	2.60	2.36	2.49	1.51	3.04	3.05
Entergy Louisiana	3.33	2.76	3.14	3.93	3.60	3.70
Entergy Mississippi	2.33	2.14	2.48	3.06	3.41	3.52
Entergy New Orleans	2.66	(a)	(b)	1.73	3.60	2.72
System Energy	2.41	2.12	3.25	3.66	3.95	4.11

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends
	Twelve Months Ended
	December 31,					September 30,
	2000	2001	2002	2003	2004	2005

Entergy Arkansas	2.70	2.99	2.53	2.79	2.98	3.51
Entergy Gulf States	2.39	2.21	2.40	1.45	2.90	2.91
Entergy Louisiana	2.93	2.51	2.86	3.46	3.16	3.27
Entergy Mississippi	2.09	1.96	2.27	2.77	3.07	3.16
Entergy New Orleans	2.43	(a)	(b)	1.59	3.31	2.64

(a)

Earnings for the twelve months ended December 31, 2001, for Entergy New Orleans were not adequate to cover fixed charges and combined fixed charges and preferred dividends by $6.6 million and $9.5 million, respectively.

(b)

Earnings for the twelve months ended December 31, 2002, for Entergy New Orleans were not adequate to cover fixed charges and combined fixed charges and preferred dividends by $0.7 million and $3.4 million, respectively.

Item 6. Exhibits *

**	3(a) -	Amended and Restated Articles of Incorporation of Entergy Arkansas, Inc., as amended, effective August 22, 2005 (3(ii) to Form 8-K dated August 22, 2005 in 1-10764).

**	4(a) -

Sixty-first Supplemental Indenture, dated as of August 1, 2005, to Entergy Louisiana's Mortgage and Deed of Trust, dated as of April 1, 1944 (A-3(e) to Rule 24 Certificate dated August 25, 2005 in 70-10086).

**	4(b) -

Amendment dated as of September 22, 2005, to the Credit Agreement, dated as of May 25, 2005, among Entergy Corporation, the Banks (Citibank, N.A., ABN AMRO Bank N.V., BNP Paribas, J. P. Morgan Chase Bank, The Royal Bank of Scotland plc, Barclays Bank PLC, Calyon New York Branch, KeyBank National Association, Morgan Stanley Bank, The Bank of New York, Wachovia Bank, N.A., Credit Suisse First Boston (Cayman Islands Branch), Lehman Brothers Bank (FSB), Regions Bank, Societe Generale, Union Bank of California, N.A., Bayerische Hypo-und Vereinsbank AG (New York Branch), Mellon Bank, N.A., KBC Bank N.V., Mizuho Corporate Bank Limited, West LB AG, New York Branch, and UFJ Bank Limited, Citibank, N.A., as Administrative Agent and LC Issuing Bank, and ABN AMRO Bank, N.V., as LC Issuing Bank (4(a) to Form 8-K dated September 28, 2005 in 1-11299).

**	4(c) -

Amendment dated as of September 21, 2005, to the Amended and Restated Credit Agreement, dated as of June 30, 2005, among Entergy Corporation, as Borrower, Bayerische Hypo- und Vereinsbank AG, New York Branch, as Bank, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Administrative Agent (4(b) to Form 8-K dated September 28, 2005 in 1-11299).

**	4(d) -

Amendment dated as of September 21, 2005, to the Amended and Restated Credit Agreement, dated as of June 30, 2005, among Entergy Corporation, as Borrower, Bayerische Hypo- und Vereinsbank AG, New York Branch, as Bank, and Bayerische Hypo-und Vereinsbank AG, New York Branch, as Administrative Agent (4(c) to Form 8-K dated September 28, 2005 in 1-11299).

**	4(e) -

DIP Credit Agreement, dated as of September 26, 2005, between Entergy New Orleans, Inc., as a debtor-in-possession and Entergy Corporation, as Lender (4(d) to Form 8-K dated September 28, 2005 in 1-11299).

**	4(f) -

Seventy-second Supplemental Indenture, dated as of September 1, 2005, to Entergy Gulf States' Indenture of Mortgage, dated as of September 1, 1926 (A-3(vi) to Rule 24 Certificate dated October 7, 2005 in 70-10158).

**	4(g)

Sixty-second Supplemental Indenture, dated as of October 1, 2005, to Entergy Louisiana's Mortgage and Deed of Trust, dated as of April 1, 1944 (A-3(f) to Rule 24 Certificate dated October 31, 2005 in 70-10086).

	10(a)	Summary of Outside Director Compensation and Benefits for Entergy Corporation, as of July 29, 2005.

	31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

	31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

	31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

	31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States.

	31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States and Entergy Louisiana.

	31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

	31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

	31(h) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

	31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans.

	31(j) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

	32(a) -	Section 1350 Certification for Entergy Corporation.

	32(b) -	Section 1350 Certification for Entergy Corporation.

	32(c) -	Section 1350 Certification for Entergy Arkansas.

	32(d) -	Section 1350 Certification for Entergy Gulf States.

	32(e) -	Section 1350 Certification for Entergy Gulf States and Entergy Louisiana.

	32(f) -	Section 1350 Certification for Entergy Mississippi.

	32(g) -	Section 1350 Certification for Entergy New Orleans.

	32(h) -	Section 1350 Certification for System Energy.

	32(i) -	Section 1350 Certification for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans.

	32(j) -	Section 1350 Certification for System Energy.

	99(a) -	Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(b) -	Entergy Gulf States' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(c) -	Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(d) -	Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(e) -	Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	99(f) -	System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

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
*

Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended September 30, 2005, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended September 30, 2005.

**	Incorporated herein by reference as indicated.

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

/s/ Nathan E. Langston Nathan E. Langston Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date: November 8, 2005